Form 10-K
period 1996-12-31
INTERNATIONAL HOME FOODS INC
filed 1997-05-15
CIK 1027881

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


   Special Financial Report For Only The Fiscal Year Ended December 31, 1996

                       Commission File Number: 333-18859

                             ---------------------

                         INTERNATIONAL HOME FOODS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     13-3377322
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                  1633 LITTLETON ROAD, PARSIPPANY, N.J. 07054
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (201 359-9920)

        Securities registered Pursuant to Section 12(b) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes [ ]  No  [X]

                             ---------------------

                         INTERNATIONAL HOME FOODS, INC.

                                    PART II


ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

              The consolidated financial statements and report of the independent accountants for the fiscal year 1996 only are included in this Special Financial Annual Report.



                                                                                                      Page No.


              Consolidated balance sheet as of December 31, 1996                                          1

              Consolidated statement of income for the year ended                                         2
              December 31, 1996

              Consolidated statement of stockholders' deficiency for                                      3
              the year ended December 31, 1996

              Consolidated statement of cash flows for the year                                           4
              ended December 31, 1996

              Notes to consolidated financial statements                                                 5-23

              Report of Independent Accountants                                                           24

              FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted either because the information is not required or is otherwise included in the financial statements and notes thereto.


                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         a)   Financial Statements - See index above.

         b) Exhibits - Exhibits to this report are filed as part of this report as set forth in the Index to Exhibits on pages 1 and 2 hereof.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Parsippany, State of New Jersey.

                               INTERNATIONAL HOME FOODS, INC.


                               By: /s/ C. DEAN METROPOULOS
                                  --------------------------------------------
                                  C. Dean Metropoulos, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature                                     Capacity                                        Date
            ---------                                     --------                                        ----
/s/   C.DEAN METROPOULOS
-----------------------------------       Chairman of the Board and Chief Executive                    May 15, 1997
      C. Dean Metropoulos                 Officer (Principal Executive Officer)

/s/   N. MICHAEL DION
-----------------------------------       Chief Financial Officer                                      May 15, 1997
      N. Michael Dion                     (Principal Financial and Accounting Officer)

/s/   L. HOLLIS JONES
-----------------------------------       Director                                                     May 15, 1997
      L. Hollis Jones

      THOMAS O. HICKS
-----------------------------------       Director                                                     May 15, 1997
      Thomas O. Hicks

/s/   CHARLES W. TATE
-----------------------------------       Director                                                     May 15, 1997
      Charles W. Tate

/s/   ALAN B. MENKES
-----------------------------------       Director                                                     May 15, 1997
      Alan B. Menkes

/s/   MICHAEL J. LEVITT
-----------------------------------       Director                                                     May 15, 1997
      Michael J. Levitt

      M. L. LOWENKRON
-----------------------------------       Director                                                     May 15, 1997
      M. L. Lowenkron

      ROGER T. STAUBACH
-----------------------------------       Director                                                     May 15, 1997
      Roger T. Staubach


                         INTERNATIONAL HOME FOODS, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                 $        45,859
     Accounts receivable, net of allowances                             48,801
     Inventories                                                       129,205
     Prepaid expenses and other current assets                           8,197
     Deferred income taxes                                              11,571
                                                               ---------------
              Total current assets                                     243,633

Property, plant and equipment, net                                     186,002
Intangible assets, net                                                 153,938
Deferred income taxes                                                  353,034
Other assets                                                            31,664
                                                               ---------------
              Total assets                                     $       968,271
                                                               ===============

LIABILITIES

CURRENT LIABILITIES:
       Due to banks                                            $         9,278
       Current portion of long-term debt                                26,000
       Amount payable to minority stockholder                           16,556
       Accounts payable                                                 18,679
       Accrued salaries, wages, and benefits                            14,379
       Accrued advertising and promotion                                38,127
       Accrued interest                                                 10,843
       Other accrued liabilities                                        28,151
                                                               ---------------
           Total current liabilities                                   162,013

Long-term debt                                                       1,044,000
Postretirement benefits obligation                                      16,689
Other noncurrent liabilities                                             9,764
                                                               ---------------
              Total liabilities                                      1,232,466

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY

Preferred stock - par value $.01 per share; authorized,        $          --
     100,000,000 shares; no shares issued or outstanding
Common stock - par value $.01 per share; authorized,
     1,900,000,000 shares; issued and outstanding
     330,000,000 shares                                                  3,300
Additional paid-in capital                                            (263,999)
Accumulated deficit                                                     (1,598)
Former Parent Company's investment and advances                           --
Foreign currency translation adjustment                                 (1,898)
                                                               ---------------
              Total stockholders' deficiency                          (264,195)
                                                               ---------------
     Total liabilities and stockholders' deficiency            $       968,271
                                                               ===============


See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






Net sales                                        $942,792
Cost of sales                                     444,879
                                                 --------
      Gross profit                                497,913

Marketing expenses                                191,527
Selling, general, and administrative expenses     148,903
Provision for restructuring and other charges       4,308
                                                 --------
      Income from operations                      153,175

Interest expense                                   17,072
Interest income and other, net                        177
                                                 --------
      Income before provision for income taxes    136,280
Provision for income taxes                         53,319
                                                 --------
      Net income                                 $ 82,961
                                                 ========




See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                          YEAR ENDED DECEMBER 31, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



Common Stock:
     Balance at beginning of year                         $          --
     Effect of merger transaction - issued
        330,000,000 shares                                          3,300
                                                          ---------------
     Balance at end of year                               $         3,300
                                                          ===============
Additional Paid-in Capital:
     Balance at beginning of year                         $          --
     Effect of merger transaction                                (263,999)
                                                          ---------------
     Balance at end of year                               ($      263,999)
                                                          ===============
Foreign Currency Translation Adjustment:
     Balance at beginning of year                         $          --
     Effect of merger transaction                                  (1,662)
     Translation adjustment for the period
        November 1, 1996 to December 31, 1996                        (236)
                                                          ---------------
     Balance at end of year                               ($        1,898)
                                                          ===============
Former Parent Company's Investment and Advances:
     Balance at beginning of year                         $       384,997
     Net income                                                    84,559 *
     Other activity, net **                                      (101,256)
     Effect of merger transaction                                (630,661)
     Transfer to Common Stock, Additional Paid-in
      Capital, and Foreign Currency Translation
       Adjustment on November 1, 1996                             262,361
                                                          ---------------
     Balance at end of year                               $          --
                                                          ===============
Accumulated Deficit:
     Balance at beginning of year                         $          --
     Net loss for the period November 1, 1996 to
       December 31, 1996                                           (1,598)
                                                          ---------------
     Balance at end of year                               ($        1,598)
                                                          ===============


 * For the period January 1, 1996 to October 31, 1996
** Consists principally of advances, withdrawals, dividends, and foreign currency translation adjustments.





See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





OPERATING ACTIVITIES:
     Net income                                                     $        82,961
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                         19,019
       Deferred income taxes                                                 (1,032)
       Provision for restructuring and other charges                          4,308
     Changes in assets and liabilities:
       Accounts receivable                                                    1,253
       Inventories                                                           14,970
       Other current assets                                                  (3,133)
       Accounts payable                                                        (352)
       Accrued liabilities                                                   30,298
       Other                                                                 (2,342)
                                                                    ---------------
         Net cash provided by operating activities                          145,950
                                                                    ---------------

INVESTING ACTIVITIES:
     Purchases of plant and equipment, net                                  (11,905)
     Purchase of business, net of cash acquired                             (29,136)
                                                                    ---------------
         Net cash used in investing activities                              (41,041)
                                                                    ---------------
FINANCING ACTIVITIES:
     Increase in due to banks                                                 9,278
     Dividends paid to American Home Products Corporation                    (1,539)
     Redemption of common stock of AHFP and distribution
        to American Home Products Corporation                            (1,209,000)
     Change in former parent company's investment
       and advances, net                                                    (99,121)
     Issuance of long-term bank debt                                        670,000
     Issuance of Senior Subordinated Notes,                                 400,000
     Payment of debt issuance costs                                         (30,649)
     Retirement of Heritage long-term debt and accrued
       interest                                                             (40,763)
     Issuance of common stock, net of issuance costs                        242,744
                                                                    ---------------
         Net cash used in financing activities                              (59,050)
                                                                    ---------------

Effect of exchange rate changes on cash                                        --
                                                                    ---------------

Increase in cash and cash equivalents                                        45,859

Cash and cash equivalents at beginning of year                                 --
                                                                    ---------------

Cash and cash equivalents at end of year                            $        45,859
                                                                    ===============

Cash paid during the year for:
     Interest                                                       $         5,568
     Income taxes                                                   $           827


See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1)      DESCRIPTION OF BUSINESS, MERGER, AND ACQUISITION

         Background and Basis of Presentation

         On September 5, 1996, American Home Products Corporation ("AHP" or "Former Parent") and AHP Subsidiary Holding Corporation and other parties entered into an agreement ("Agreement") pursuant to which an affiliate ("Parent") of Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM") acquired, effective November 1, 1996, an 80 percent interest in American Home Food Products, Inc. ("AHFP") and its subsidiary, M. Polaner, Inc., for approximately $1,226,000. In connection with the merger transaction ("Transaction"), AHP contributed all of its other food products businesses into AHFP. Effective November 1, 1996, these entities and businesses constitute International Home Foods, Inc. and subsidiaries ("Company"). In connection with the Agreement, AHFP received $264,000 of equity financing and incurred indebtedness of $1,070,000. Approximately $962,000 was used to redeem shares of common stock of AHFP which were indirectly held by AHP and $264,000 was distributed to AHP. At December 31, 1996, the Company has a liability to AHP of $16,556 for the unpaid redemption amount. As a result of the redemption, AHP continues to beneficially own approximately 20 percent of the Company. The Transaction has been accounted for as a leveraged recapitalization such that the Company's assets and liabilities remain at their historical bases for financial reporting purposes; for income tax purposes, the transaction has been treated as a taxable business combination such that the consolidated financial statements reflect a "step-up" in tax basis (see Note 8).

         Earnings, advances, withdrawals, dividends, foreign currency translation adjustments, and other transactions between the Company and AHP for periods prior to November 1, 1996 are reflected in Former Parent Company's Investment and Advances in the accompanying financial statements which are presented on a combined basis prior to November 1, 1996 and on a consolidated basis from November 1, 1996 to December 31, 1996. The combined financial statements for the period January 1, 1996 to October 31, 1996 reflect the financial position, results of operations, and cash flows of the Company as if the Company was a stand-alone entity. The Company began presenting retained earnings (accumulated deficit) as a separate component of stockholders' deficiency effective November 1, 1996.

         The effects of the Transaction are summarized as follows:

           Redemption and distribution to AHP Subsidiary Holding Corporation               ($1,225,556)
           Issuance of common stock                                                            264,000
           Fees                                                                                (21,256)
           Recognition of postretirement benefits obligation                                   (16,207)
           Deferred income taxes                                                               368,358
                                                                                          ------------
                                                                                          ($   630,661)
                                                                                          ============

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Background and Basis of Presentation (Continued)

         Pro forma unaudited net income (loss) for the year ended December 31, 1996, assuming the Transaction had occurred at the beginning of 1996, would have been $31,241. The unaudited pro forma income does not purport to be indicative of what the Company's actual results of operations would have been had the Transaction been consummated on January 1, 1996 or to project the Company's results of operations for any future period.

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates made by management. Actual results could differ from these estimates. Estimates are used when accounting for potential bad debts, inventory obsolescence and spoilage, trade and promotion allowances, coupon redemptions, depreciation and amortization, deferred income taxes and tax valuation allowances, restructuring charges, and contingencies, among other items.

         Acquisition

         Immediately after the Transaction and effective November 1, 1996, the Company acquired Heritage Brands Holdings, Inc. and subsidiaries ("Heritage") for approximately $70,800, including the assumption of approximately $40,800 of debt, in a transaction accounted for using the purchase method of accounting. The excess of the purchase price of Heritage over the fair value of assets acquired and liabilities assumed resulted in goodwill and other intangible assets of approximately $59,100 (an increase of approximately $25,000 over the amount of Heritage's unamortized goodwill and intangible assets prior to the acquisition) which are being amortized over 20 years. The acquisition was not significant and, accordingly, pro forma financial information has not been provided. The results of operations and cash flows of Heritage have been included in the accompanying consolidated financial statements of the Company since November 1, 1996.

         Business

         The Company operates in one business segment which manufactures and markets a diversified portfolio of shelf-stable food products including entrees, side dishes, spreadable fruit products, and snacks, among others. The Company sells its products primarily in the United States and Canada and is not dependent on any single or major group of customers for its sales. The Company's canned pasta product line accounted for approximately 40-50 percent of consolidated sales for the year ended December 31, 1996.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Combination/Consolidation

         For periods through October 31, 1996, the accompanying financial statements included the operations of the following indirect wholly-owned subsidiaries of AHP: American Home Food Products, Inc. and its subsidiary M. Polaner, Inc., American Home Foods, Inc., Luck's Incorporated, Canadian Home Products Limited, and certain related assets owned by AHP and its subsidiaries. Effective November 1, 1996, the consolidated operations of the Company include the aforementioned entities and Heritage (see Note 1). All significant intercompany balances and transactions have been eliminated in the combined and consolidated financial statements. The accompanying combined and consolidated financial statements are referred to herein as "consolidated" financial statements.

         Cash and Cash Equivalents

         All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company's cash and cash equivalents at December 31, 1996 consist of cash in banks and investments in the commercial paper of several companies.

         Inventories

         Inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and consist of materials, labor, and manufacturing overhead.

         Property, Plant and Equipment

         Property, plant, and equipment are stated at cost. Normal maintenance and repairs are expensed. Additions and improvements to provide necessary capacity, improve production efficiency, or modernize facilities are capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally 40 years for buildings; 15 years for machinery and equipment; and five to 20 years for furniture and fixtures.

         Intangible and Other Assets

         Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized using the straight-line method over periods of 20-40 years. Deferred financing costs relate to costs incurred in connection with the agreements for bank and other indebtedness. Such costs are being amortized over the terms of the financings using the interest or straight-line method, as appropriate. Amortization of deferred financing costs is included in interest expense in the accompanying consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Intangible and Other Assets (Continued)

         The Company periodically reviews goodwill to evaluate whether changes have occurred that would suggest that goodwill may be impaired based on the estimated cash flows of the entity acquired over the remaining amortization period. If this review indicates that the goodwill is not recoverable over its remaining useful life, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows on a discounted basis.

         During 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued. The Company's adoption of this pronouncement in 1996 did not have a significant effect on the consolidated financial statements.

         Research and Development

         Research and development costs are charged to expense as incurred and amounted to $3,823 for the year ended December 31, 1996.

         Advertising

         Advertising costs are charged to expense as incurred and amounted to $58,551 for the year ended December 31, 1996.

         Former Parent Company's Investment and Advances

         Former Parent Company's Investment and Advances includes the stockholder's equity of the individual AHP subsidiaries as described in Note 1. The equity of the individual subsidiaries represents the original investment by AHP, plus accumulated earnings and advances, less withdrawals and dividends, and foreign currency translation adjustments. For periods prior to November 1, 1996, cash receipts were transferred to AHP by daily cash sweeps, and AHP made funds available for operating expenses.

         Foreign Currency Translation

         The assets and liabilities of the Company's foreign subsidiary, Canadian Home Products Limited, are translated into United States dollars at year-end exchange rates. Income, expense, and cash flow amounts are translated using monthly average exchange rates. Translation adjustments were accumulated in Former Parent Company's Investment and Advances through October 31, 1996 and, effective November 1, 1996, are accumulated as a separate component of stockholders' deficiency. Transaction gains and losses are reflected in other income (expense), net and have not been significant.

         Financial Instruments

         The cost of interest rate collars is amortized as interest expense over the terms of the related agreements. Interest expense is adjusted, if required, to reflect the interest rates included in these collar agreements.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Income Taxes

         The Company's operations were included in the consolidated income tax returns of AHP through October 31, 1996. The Company was charged by AHP based on the statutory tax rates adjusted for permanent differences, but without regard for temporary differences. Accordingly, the Company's financial statements for periods prior to the Transaction do not reflect deferred tax assets or liabilities since those amounts were being provided for by AHP. Deferred tax assets and liabilities prior to the Transaction would have reflected temporary differences between assets and liabilities for financial reporting purposes and income tax purposes. Such temporary differences were primarily attributable to depreciation, allowances for doubtful accounts, and nondeductible reserves and were not significant through October 31, 1996. The income tax provision on a stand-alone basis for periods prior to November 1, 1996 would not differ materially from the income tax provision reflected in the accompanying consolidated financial statements.

         Effective November 1, 1996, the Company's operations are included in the consolidated federal income tax returns of its Parent. For the period November 1, 1996 to December 31, 1996, the Company's income tax provision has been prepared on a separate return basis, with deferred income taxes provided for differences in the financial statement and tax bases of assets and liabilities. The tax effects of the temporary differences which resulted from the "step-up" in tax basis (see Notes 1 and 8) have been reflected in stockholders' deficiency as of November 1, 1996. The Company intends to permanently reinvest its undistributed Canadian earnings in the Canadian operations; accordingly, deferred income taxes, which would not be significant, have not been provided for the repatriation of such undistributed earnings.

 (3)     INVENTORIES

         Inventories as of December 31, 1996 are as follows:


                    Raw materials                                 $  53,670
                    Work in progress                                  3,052
                    Finished goods                                   72,483
                                                                  ---------
                         Total                                    $ 129,205
                                                                  =========


                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment as of December 31, 1996 are as follows:

                                                                                 1996
                                                                              ----------
                    Land                                                      $    4,589
                    Buildings and improvements                                   107,923
                    Machinery and equipment                                      185,867
                    Furniture and fixtures                                        19,917
                                                                              ----------
                                                                                 318,296
                         Accumulated depreciation and amortization               132,294
                                                                              ----------
                                                                              $  186,002
                                                                              ==========

         Depreciation expense aggregated $15,683 for the year ended December 31, 1996.

(5)      INTANGIBLE AND OTHER ASSETS

         Intangible assets as of December 31, 1996 are as follows:

                                                                                1996
                                                                              --------
                  Goodwill and tradenames                                     $169,749
                        Accumulated amortization                                15,811
                                                                              --------
                                                                              $153,938
                                                                              ========

         Amortization of goodwill and tradenames aggregated $2,675 for the year ended December 31, 1996.

         Other assets at December 31, 1996 include deferred financing fees incurred in connection with the Company's issuance of long-term debt. Such costs aggregated $32,149; the related accumulated amortization at December 31, 1996 and amortization expense for the period November 1, 1996 (date of debt issuance) to December 31, 1996 was $661.

(6)      ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS AND ALLOWANCES

         The allowance for doubtful accounts and sales returns and allowances and their related activity for the year ended December 31, 1996 is as follows:

                                                    Write-Offs and
                   Beginning         Charged      Reductions, Net of        Ending
                    Balance        to Expense         Recoveries           Balance
                   ---------       ----------     ------------------      ---------
                   $4,064             $563               $296               $4,331

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(7)      BUSINESS RESTRUCTURING AND OTHER CHARGES

         In December 1996, a pretax charge was recorded for severance costs of $3,240 and other charges (principally noncash) of $1,068.

         The severance charge covers both voluntary and involuntary terminations of approximately 125 employees, including management, sales and marketing, technical, and administrative personnel. Employee separations were substantially completed prior to December 31, 1996.

         During 1996, cash payments of $437 were charged against the business restructuring reserve. Management believes that the remaining reserves for business restructuring of $2,871 at December 31, 1996 are adequate to complete its plans. The remaining balance will result in future cash payments over the next year.

(8)      INCOME TAXES

         The provision for income taxes is as follows:

                            Period from          Period from
                         November 1,1996 to   January 1, 1996 to
                         December 31, 1996    October 31, 1996
                         ------------------   ------------------
         Current:
            Federal        $          --      $        46,136
            Foreign                     41              1,228
            State                        2              6,944
                           ---------------    ---------------
                                        43             54,308
                           ---------------    ---------------
         Deferred:
            Federal                   (802)              --
            Foreign                    (76)              --
            State                     (154)              --
                           ---------------    ---------------
                                    (1,032)              --
                           ---------------    ---------------
                           ($          989)   $        54,308
                           ===============    ===============

         For federal and state income tax purposes, the Transaction (see Note
         1) is a taxable business combination and is a qualified stock purchase. The buyer and seller have elected jointly to treat the Transaction as an asset acquisition under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. A preliminary allocation of the purchase price to the tax bases of assets and liabilities based on their respective estimated fair values at November 1, 1996 has been made for income tax purposes and will be finalized during 1997. In connection with the Transaction, the Company has recorded a deferred tax asset of approximately $368,000 at November 1, 1996 related to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to additional paid-in capital. Historically, the Company has generated operating income and realization of the deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income which management believes is more likely than not.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(8)      INCOME TAXES (Continued)

         The Company anticipates future taxable income after debt service and adjusting for the effects of the Transaction and acquisition discussed in Note 1 sufficient to realize the deferred tax assets existing at November 1, 1996 and December 31, 1996. Future taxable income is based on management's forecasts of the operating results of the Company and there can be no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

         As discussed in Note 2, the Company's consolidated financial statements for periods prior to November 1, 1996 do not reflect deferred income taxes as all such taxes were provided for by AHP. Deferred tax assets and liabilities existing prior to the Transaction and those established as a result of the Transaction and the purchase of Heritage have been reflected on the accompanying consolidated balance sheet, effective November 1, 1996, as an adjustment to the Former Parent Company's Investment and Advances account or goodwill, as appropriate.

         The components of deferred tax assets at December 31, 1996 and November 1, 1996 are as follows:

                                       December 31, 1996   November 1, 1996
                                        ---------------    ---------------
Current deferred tax assets:
     Allowance for doubtful accounts    $         1,771    $         2,196
     Inventory reserves                           2,850             14,813
     Other accruals                               6,950              2,557
                                        ---------------    ---------------
Net current deferred tax assets                  11,571             19,566
Noncurrent deferred tax assets:
     Property, plant, and equipment              15,607             15,668
     Tradenames                                 187,689            189,909
     Goodwill                                   137,813            139,874
     Other                                          855                829
     Net operating loss carryforwards            14,070                727
     Valuation allowance                         (3,000)            (3,000)
                                        ---------------    ---------------
Net noncurrent deferred tax assets              353,034            344,007
                                        ---------------    ---------------
Net deferred tax assets                 $       364,605    $       363,573
                                        ===============    ===============

         At December 31, 1996, the Company had a net operating loss for federal and state income tax purposes of approximately $35,500 which expires principally in 2011. The Company has established a $3,000 valuation allowance related to certain deferred tax assets for state purposes due to state limitations regarding the utilization of net operating loss carryforwards.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(8)      INCOME TAXES (Continued)

         A reconciliation between the U. S. Federal statutory income tax rate and the Company's effective income tax rate is as follows:

                                               Period from               Period from
                                           November 1, 1996           January 1, 1996
                                        to December 31, 1996       to October 31, 1996
                                        --------------------       --------------------
         U. S. federal statutory
            income tax rate                              35%                      35%
         State income taxes, net of
            federal benefit                               4%                       4%
         Nondeductible amortization
            of intangible assets                          -                        -
         Other, net                                      (1%)                      -
                                                        ----                    ----
         Effective income tax rate                       38%                      39%
                                                        ====                    ====

(9)      LONG-TERM DEBT

         Long-term debt at December 31, 1996 is as follows:

                                                                               1996
                                                                           ------------
                  Senior secured bank facilities:
                      Tranche A                                            $    300,000
                      Tranche B                                                 200,000
                      Tranche C                                                 170,000
                                                                           ------------
                                                                                670,000
                  Senior Subordinated Notes                                     400,000
                                                                           ------------
                                                                              1,070,000
                  Less:  Current portion                                         26,000
                                                                           ------------
                           Long-term debt                                  $  1,044,000
                                                                           ============

         In connection with the purchase of an 80 percent interest in the Company by an affiliate of HM from a subsidiary of AHP and the acquisition of Heritage and related assumption of Heritage's debt (see
         Note 1), the Company entered into a $770,000 Credit Agreement with Chase Manhattan Bank, Bankers Trust Company, and Morgan Stanley Senior Funding, Inc. and issued $400,000 of 10-3/8 percent Senior Subordinated Notes ("Notes"). The Credit Agreement provides for term loans ("Term Loans") in three tranches aggregating $670,000 and a revolving credit loan facility ("Revolver") of $100,000. At December 31, 1996, there were no borrowings under the Revolver nor were any letters of credit outstanding.

         Tranche A of the Term Loans is a $300,000, 6-1/2-year facility; Tranche B of the Term Loans is a $200,000, eight-year facility; and Tranche C of the Term Loans is a $170,000, nine-year facility. Each tranche requires semi-annual principal payments in increasing amounts, and amounts paid under the Term Loans may not be reborrowed. Borrowings under the Term Loans and the Revolver bear interest based on either the London Interbank Offered Rate ("LIBOR"), or an Alternate Base Rate, as defined, plus applicable margins which range from 0.5 percent to 3.5 percent. At December 31,

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(9)      LONG-TERM DEBT (Continued)

         1996, the rates in effect on Tranches A, B, and C were 8.0 percent,
         8.6 percent, and 9.1 percent, respectively. In accordance with the Credit Agreement, in February 1997, the Company entered into interest rate protection agreements to the extent necessary to provide that, when combined with the Notes, at least 50 percent of the Company's aggregate indebtedness is subject to either a fixed interest rate or interest rate protection through December 1998. Included in the Term Loans are certain Eurodollar loans which qualify as fixed interest under the terms of the Credit Agreement. In order to comply with required interest rate protection provisions, the Company also entered into an interest rate collar transaction that becomes effective in September 1997 and expires in December 1998. The notional amount of the collar is $135,000 with the cap set at 8 percent and the floor set at 5.25 percent. The agreement is with a financial institution having a credit rating (Moody's/S&P) of Aa3/A+, which minimizes non-performance risk.

         Borrowings and letters of credit issued under the Revolver are available to the Company until the earlier of March 31, 2003 or the date on which the Tranche A Term Loans mature or are repaid in full. The Company pays a commitment fee of 0.5 percent on the unused portion of the Revolver.

         The Company is required to make mandatory prepayments on the Term Loans and credit commitments under the Revolver will be mandatorily reduced based on (a) excess levels of cash flow, as defined; (b) all of the net proceeds from certain asset or subsidiary dispositions; and
         (c) the issuance of capital stock or the incurrence of certain indebtedness. At the Company's option, loans may be prepaid and credit commitments under the Revolver may be permanently reduced.

         Obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by each of the Company's domestic subsidiaries. In addition, such obligations are collateralized by first priority or equivalent collateral interests in (a) all of the capital stock of, or other equity interests in, each domestic subsidiary of the Company and 65 percent of the capital stock, or other equity interests in, each foreign subsidiary of the Company and (b) all tangible and intangible assets of the Company and its subsidiaries, subject to certain exceptions and qualifications.

         The Credit Agreement also contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with affiliates, and otherwise restrict corporate activities. In addition, under the Credit Agreement, effective beginning March 31, 1997, the Company is required to comply with specified minimum interest coverage, maximum leverage, and minimum fixed charge coverage ratios, as defined.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




(9)      LONG-TERM DEBT (Continued)

         The Notes are due on November 1, 2006 and require semi-annual interest payments. The Notes may be redeemed prior to November 1, 2000 in up to an aggregate principal amount of $160,000 with the proceeds of one or more equity offerings, as defined, by the Company under certain conditions at a redemption price of 110.375 percent. The Notes may also be redeemed prior to November 1, 2001 at a redemption price of 100 percent upon the occurrence of a change in control, as defined. Except as discussed above, the Notes are not redeemable prior to November 1, 2001. The Notes will be redeemable, in whole or in part, at the Company's option at redemption prices decreasing from 105.188 percent at November 1, 2001 to 100 percent on November 1, 2004 and thereafter.

         Each of the Company's subsidiaries (I.H.F.P., Inc., Luck's Incorporated, Canadian Home Products Limited, M. Polaner, Inc., and Heritage) fully and unconditionally guarantee the Notes, on a joint and several basis.

         The Notes contain certain restrictive covenants limiting, among other things (a) the incurrence of additional indebtedness; (b) the declaration or payment of dividends or other capital stock distributions or redemptions; (c) the redemption of certain subordinated obligations; (d) investments; (e) sales of assets; and
         (f) consolidations, mergers, and transfers of all or substantially all of the Company's assets.

         The Company filed a registration statement on Form S-4 pursuant to the Securities Act of 1933, which became effective on February 19, 1997, to register the Notes. The Company has issued a Prospectus to offer to exchange the unregistered Notes for registered Notes. The exchange offer expired on March 27, 1997 and all of the Notes have been exchanged.

         The fair value of the Company's debt at December 31, 1996 approximates its carrying value.

         Future principal payments on the Company's long-term debt at December 31, 1996 are as follows:

                                        1997              $      26,000
                                        1998                     31,000
                                        1999                     41,000
                                        2000                     51,000
                                        2001                     58,500
                                        Thereafter              862,500
                                                          -------------
                                                          $   1,070,000
                                                          =============

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(10)     EMPLOYEE BENEFIT PLANS

         The Company sponsors various retirement plans for substantially all of its employees. The Company sponsors two insignificant defined benefit pension plans for collectively-bargained employees of its Highspire and Canadian operations. It is the Company's policy to contribute the amounts necessary to meet the minimum funding requirements of defined benefit plans under applicable laws. The aggregate accumulated benefit obligation, projected benefit obligation, plan assets, and accrued pension costs of the Highspire and Canadian plans were $153, $154, $136, and $19, respectively, at December 31, 1996. Net periodic pension cost for the Highspire and Canadian plans was insignificant for the period presented. Assumptions used in accounting for these plans included a weighted-average discount rate of 7.5 percent, an expected long-term rate of return on plan assets of 7.5 percent, and a rate of increase in compensation levels of 0-3.5 percent.

         For the AHP defined benefit pension plans in which the Company participated prior to the Transaction, the amounts charged to the Company by AHP aggregated $3,188 for the period January 1, 1996 to October 31, 1996.

         Effective January 1, 1997, the Company established defined benefit plans for its salaried and collectively-bargained employees. Benefits earned under the plans will include service from November 1, 1996 to December 31, 1996; prior service cost for the two-month period was insignificant. Benefits under the plans will be based primarily on compensation levels and years of service.

         The Company provides certain health care and life insurance benefits for most of its retired employees. Generally, employees become eligible for benefits after attaining specified age and service requirements. In connection with the Transaction, at November 1, 1996, the Company has recorded its postretirement benefits obligation with a corresponding charge to paid-in capital. The following table sets forth the plan's funded status reconciled with amounts reported in the Company's consolidated balance sheet:

                                                                  December 31, 1996          November 1, 1996
                                                                  -----------------          ----------------
         Accumulated postretirement benefit obligation:
              Retirees                                                   $      -                 $      -
              Fully eligible participants                                       -                        -
              Other active participants                                  ( 16,855)                 (16,207)
                                                                         --------                 --------
         Total benefits earned                                            (16,855)                 (16,207)
         Plan assets at fair value                                              -                        -
                                                                         --------                 --------
         Funded status                                                    (16,855)                 (16,207)
         Unrecognized net loss                                                166                        -
                                                                         --------                 --------
         Accrued postretirement benefit obligation                       ($16,689)                ($16,207)
                                                                         ========                 ========

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(10)     EMPLOYEE BENEFIT PLANS (Continued)

         Net periodic postretirement benefit cost for the period from November 1, 1996 to December 31, 1996 consisted of the following components:

                  Service cost                                                          $245
                  Interest cost on postretirement benefit obligation                     237
                                                                                        ----
                       Net periodic postretirement benefit cost                         $482
                                                                                        ====

         The discount rate used to measure the accumulated postretirement benefit obligation as of November 1, 1996 and December 31, 1996 was
         7.5 percent. The assumed health care cost trend rate used to measure the expected cost of benefits was 8.5 percent for 1996 and is assumed to trend downward to 6.0 percent for 2010 and thereafter. The health care trend rate has a significant effect on the amounts reported. For example, increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $3,686 and the service cost and interest components of the net periodic postretirement benefit cost for the period from November 1, 1996 to December 31, 1996 by $100. The postretirement health care costs relating to the Company's participation in the AHP postretirement plan represented charges for actual retiree benefit costs based on the ratio of the Company's participants to total AHP participants and aggregated $3,239 for the period January 1, 1996 to October 31, 1996.

         Effective November 1, 1996, the Company also sponsors a 401(k) defined contribution plan for nonunion employees. Contributions for the period November 1, 1996 to December 31, 1996 were insignificant. In periods prior to November 1, 1996, the Company participated in certain defined contribution plans sponsored by AHP. Expense recognized for these plans aggregated $955 for the period from January 1, 1996 to October 31, 1996.

         The Company also participates in union-sponsored multiemployer pension, life insurance and health and welfare plans which provide benefits to union employees located at the Company's facility in Vacaville, CA. The Company's contributions to these plans were $2,993 for the year ended December 31, 1996.

(11)     RELATED PARTY TRANSACTIONS

         The consolidated statements of income for periods through October 31, 1996 included the costs of certain administrative and other services provided by AHP. These services included treasury, tax, personnel, legal, environmental, safety, public relations, audit, and other related costs. The charges to the Company for corporate administration on an annualized basis approximated $2,500 through October 31, 1996. Such charges are representative of costs which would have been incurred by the Company on a stand alone basis.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(11)     RELATED PARTY TRANSACTIONS (Continued)

         AHP also charged the Company for its share of group insurance costs (medical, dental, basic life, etc.) based on AHP's historical claims experience and current claim trends and the ratio of the Company's employees to total AHP domestic employees. The charges, which are reflected in the accompanying consolidated statement of income, amounted to $9,143 for the 10 months ended October 31, 1996.

         The consolidated statements of income include rent for 35,000 square feet of space in AHP's corporate headquarters. The rent expense related to this space amounted to $946 for the year ended December 31, 1996. The Company vacated this space and relocated its corporate headquarters at the end of 1996.

         Various self-insurance coverages were provided to the Company through AHP's consolidated programs through October 31, 1996. Auto, property, product liability, and other insurance coverages provided by AHP were allocated to the Company based on past claims history, exposure, trends, and judgment. The charges, which are reflected in the accompanying consolidated statement of income for the 10 months ended October 31, 1996 amounted to $346.

         The Company purchased advertising through a wholly-owned subsidiary of AHP through 1996. The rates at which the Company purchased advertising reflected the rates obtained by the consolidated purchasing of AHP. The charges, which are reflected in the accompanying consolidated statement of income for the year ended December 31, 1996 amounted to $45,186.

         Effective November 1, 1996, the Company entered into a transition services agreement with AHP under which AHP, until six months after November 1, 1996, provides to the Company, for a fee, certain facilities and services. In addition, AHP agreed to assist the Company for 90 days after November 1, 1996 with the administration of welfare benefit plans for payment by the Company to AHP based on past practices. Charges by AHP to the Company under these arrangements for the period November 1, 1996 to December 31, 1996 were insignificant.

         Effective November 1, 1996, the Company entered into a 10-year monitoring and oversight agreement with an affiliate of its indirect majority stockholder, HM. The agreement provides for an annual fee of the greater of $1,000 or 0.1 percent of the budgeted consolidated net sales of the Company for the current year. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5 percent of the transaction value, as defined, for each add-on transaction, as defined. In 1996, the Company incurred financial advisory fees of $167 and paid transaction fees of $19,320 to such affiliate relating to the Transaction (see Note 1).

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(11)     RELATED PARTY TRANSACTIONS (Continued)

         Included in prepaid expenses and other current assets at December 31, 1996 is a receivable of approximately $3,600 from AHP.

         Following is an analysis of the activity in the Parent Company's Investment and Advances account for the ten months ended October 31, 1996:

Beginning Balance:
     Parent Company's Investment and Advances                            $ 384,997
     Net Income                                                             84,559
     Distribution and other activity through Parent Company's             (116,492)
        Investment and Advances account

Changes in other assets & liabilities through the account:
     Depreciation and amortization                                          15,093
     Accounts receivable                                                    (6,585)
     Inventories                                                            10,903
     Prepaid expenses and other current assets                                (820)
     Other noncurrent assets                                                    34
     Accounts payable                                                        1,334
     Accrued salaries, wages and benefits                                    2,248
     Accrued advertising and promotion                                        (168)
     Other accrued liabilities                                                 672
     Other                                                                    (329)
     Purchases of plant and equipment, net                                  (7,146)

Ending Balance:
     Parent Company's Investment and Advances                            $ 368,300

 (12)    STOCK COMPENSATION PLANS

         During 1996, certain employees of the Company were granted stock options under the AHP stock option plans. These options had a ten-year term and generally vested one year from date of grant. The AHP stock options awarded to Company employees during 1996 or prior were exercised, canceled, or settled in cash by January 31, 1997.

         Effective November 1, 1996, the Company adopted the International Home Foods, Inc. 1996 Stock Option Plan ("the IHF Plan") which provides for the grant of stock options at fair value on the date of grant. Generally, stock options have a ten-year term and vest immediately or ratably over three years. Certain options have been granted with an exercise price which increases by 8 percent per year until the exercise date. The total number of shares of common stock authorized for grant under the IHF Plan is 45,000,000.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(12)     STOCK COMPENSATION PLANS (Continued)

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. No compensation expense was recognized for 1996. If the Company had elected to recognize compensation cost based on the fair value of the options at the grant dates, consistent with the method prescribed by SFAS No. 123, 1996 net income would have been reduced to the pro forma amount indicated below:


          Net income                As reported                      $82,961
                                    Pro forma                        $81,735

         Note: The pro forma disclosure shown above is not representative of the effects on net income in future years.

         The fair value of the AHP stock options used to compute 1996 pro forma net income is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                Expected volatility               15.0%
                                Expected term                    4 years
                                Dividend yield                     4.3%
                                Risk-free interest rate            6.4%

         IHF options granted on November 1, 1996 were valued using the minimum value method permitted under SFAS No. 123 for companies which do not have publicly traded equity securities and the following assumptions: expected term of four years, zero percent dividend yield, and six percent risk-free interest rate.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(12)     STOCK COMPENSATION PLANS (Continued)

         Presented below is a summary of the status of the AHP fixed stock options held by the Company's employees, and IHF stock options, for 1996:


                                                      Weighted
                                          Shares   Average Exercise
                                          (000's)  Price Per Share
                                          -------  ----------------
AHP options:
  Outstanding at
     beginning of year                     1,471        $33.11
  Granted                                    171        $52.99
  Exercised                                  758        $32.64
  Forfeited/Expired                           12        $45.11
  Settled                                    150            *
  Outstanding at
     end of year                             722        $34.20

IHF indexed options:
  Granted                                 25,750        $ 1.00
  Forfeited**                               --           --
  Outstanding at
     December 31, 1996**                  25,750        $ 1.01
IHF options exercisable
   at end of year                         18,750        $ 1.01

IHF non-indexed options:
  Granted                                  9,330        $ 1.00
  Forfeited                                 --           --
  Outstanding at
     December 31, 1996                     9,330        $ 1.00
IHF options exercisable
   at end of year                            210        $ 1.00

          *150 options were settled for $61.19 per option which represents the stock's fair value at November 1, 1996.

         **7,000 options were forfeited by an officer upon termination in February 1997.

         The weighted-average fair value of AHP stock options granted during 1996 is $7.21 per option. The weighted-average fair value of IHF non-indexed options granted on November 1, 1996 is $.21 per option. The IHF indexed options, which provide for an eight percent per annum increase in exercise price, have no value under the minimum value method.

         As of December 31, 1996, the 35,080,000 stock options outstanding under the IHF plan have exercise prices ranging from $1.00 to $1.01 and a weighted-average exercise price of $1.01. Such options have a remaining contractual life of 10 years and 18,960,000 were exercisable at December 31, 1996.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(13)     COMMITMENTS AND CONTINGENCIES

         The Company has ongoing royalty arrangements with several parties, primarily representing licensing agreements for its wet spices business and for the use of characters in the Company's canned pasta business. The accompanying consolidated statement of income include royalty costs which amounted to $2,113 for the year ended December 31, 1996.

         There is also a royalty obligation related to the Company's acquisition of its cereals business in 1988. The agreement includes a minimum annual royalty of $750, payable annually, as well as a $10,250 balloon payment payable in January 1998. As of December 31, 1996, $10,155, has been accrued towards the annual minimum royalty for the period and the appropriate share of the balloon obligation. There are no minimum royalty requirements after December 31, 1997; however, an ongoing royalty of ten percent of net sales will continue.

         The Company leases certain facilities and equipment under operating leases. Rental expense, including rent related to the Company's lease with AHP (see Note 11), aggregated $1,884 for the year ended December 31, 1996. Future minimum lease payments under noncancelable operating leases at December 31, 1996 are as follows:

                             1997                               $   1,956
                             1998                                   1,548
                             1999                                   1,306
                             2000                                   1,066
                             2001 and later years                   6,451
                                                                ---------
                                                                $  12,327
                                                                =========

         In the ordinary course of business, the Company enters into contracts for the purchase of certain of its raw materials and is involved in various pending or threatened litigation and claims. The Company has responsibility for environmental, safety, and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The Company has been identified as a potentially responsible party at two Superfund sites. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes through its discussions with counsel and the United States Environmental Protection Agency that its proportionate share of any liability arising from such matters, or the resolution of any other pending or threatened litigation or claims, in the aggregate will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



(14)     GUARANTOR FINANCIAL DATA

         The Notes are fully and unconditionally guaranteed by each of the Company's subsidiaries, on a joint and several basis. Presented below is summarized combined financial information of the subsidiary guarantors:


                                                                             December 31, 1996
                                                                             -----------------
         Current Assets                                                           $ 91,835

         Noncurrent Assets                                                         254,729

         Current Liabilities                                                        46,354

         Noncurrent Liabilities                                                    248,052

                                                                              For the year ended
                                                                              December 31, 1996
                                                                              ------------------
         Net Sales                                                                $136,873

         Gross Profit                                                               58,382

         Net Loss                                                                   (1,054)

         Net cash provided by operating activities                                  11,540

         Net cash used in investing activities                                     (11,457)

         Net cash provided by financing activities                                   1,029

         Federal, state and foreign income taxes included in the above data have been allocated based on estimated separate return amounts and the preliminary allocation of the purchase price to the tax bases of assets and liabilities discussed in Note 8.


(15)     SUBSEQUENT EVENT

         On May 2, 1997 the Company agreed to acquire the ongoing canned seafood business of Bumble Bee Seafoods, Inc. for approximately $163 million in cash plus the assumption of certain liabilities estimated to be between $30 and $40 million.

         Bumble Bee is one of the world's largest distributors of canned seafood products. Bumble Bee's principal products include canned tuna and salmon. To expedite completion of the sale, Bumble Bee has filed for protection under Chapter 11 of the Federal Bankruptcy Code. It is anticipated that under the reorganization, Bumble Bee will continue to function on a business as usual basis. Bumble Bee has obtained debtor-in-possession financing of $83.5 million, which should allow Bumble Bee to maintain normal day to day operations, including payment of its trade obligations. Closing is subject to approval of the Bankruptcy Court.

                       REPORT OF INDEPENDENT ACCOUNTANTS



         To the Board of Directors and Stockholders of International Home Foods, Inc.:

         We have audited the accompanying consolidated balance sheet of International Home Foods, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in stockholders' deficiency, and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Home Foods, Inc. and subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                COOPERS & LYBRAND L.L.P.


         Parsippany, New Jersey
         April 18, 1997 except as to Note 15,
         which is as of May 2, 1997

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
         2.1*     - -      Agreement of Sale and Plan of Merger (the "Merger
                           Agreement") entered into among AHP subsidiary
                           Holding Corporation, American Home Food Products,
                           Inc., AHFP Holding Corporation and AHFP Acquisition
                           Corporation dated as of September 5, 1996+
         2.2*     - -      First Amendment to Agreement of Sale and Plan of
                           Merger dated as of October 31, 1996+
         3.1*     - -      Certificate of Incorporation; Certificate of
                           Amendment to Certificate of Incorporation of
                           International Home Foods, Inc. filed with the
                           Delaware Secretary of State on October 30, 1996
         3.2*     - -      Bylaws of International Home Foods, Inc.
         3.3*     - -      Certificate of Incorporation of American Home Foods,
                           Inc.
         3.4*     - -      Bylaws of American Home Foods, Inc.
         3.5*     - -      Certificate of Incorporation of Luck's, Incorporated
         3.6*     - -      Bylaws of Luck's, Incorporated
         3.7*     - -      Certificate of Incorporation of M. Polaner, Inc.
         3.8*     - -      Bylaws of M. Polaner, Inc.
         3.9*     - -      Certificate of Continuance of Canadian Home Products
                           Limited
         3.10*    - -      By-Laws of Canadian Home Products Limited
         3.11*    - -      Certificate of Incorporation of Heritage Brands
                           Holdings, Inc.
         3.12*    - -      Bylaws of Heritage Brands Holdings, Inc.
         3.13*    - -      Certificate of Incorporation of Heritage Brands,
                           Inc.
         3.14*    - -      Bylaws of Heritage Brands, Inc.
         3.15*    - -      Certificate of Incorporation of Campfire, Inc.



                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
         3.16*    - -      Bylaws of Campfire, Inc.
         4.1*     - -      Registration Rights Agreement made as of November 1,
                           1996 by and among International Home Foods, Inc.
                           (formerly American Home Food Products, Inc.), AHP
                           Subsidiary Holding Corporation and AHFP Holding
                           Corporation
         4.2*     - -      Indenture dated as of November 1, 1996 between the
                           Company and United States Trust Company of New York
         10.1*    - -      Traditional Services Agreement dated as of November
                           1, 1996 between American Home Products Corporation
                           and International Home Foods, Inc.
         10.2*    - -      Financial Advisory Agreement dated as of November 1,
                           1996 by and between International Home Foods, Inc.
                           and Hicks, Muse & Company Partners, L.P. ("HMCo")
         10.3*    - -      International Home Foods, Inc. 1996 Stock Option
                           Plan
         10.4*    - -      Nonqualified Stock Option Agreement dated November
                           1, 1996 by and between International Home Foods,
                           Inc. and C. Dean Metropoulos
         10.5*    - -      Nonqualified Stock Option Agreement dated November
                           1, 1996 by and between International Home Foods,
                           Inc. and Kenneth J. Martin
         10.6*    - -      Nonqualified Stock Option Agreement dated November
                           12, 1996 by and between International Home Foods,
                           Inc. and M. L. Lowenkron
         10.7*    - -      Nonqualified Stock Agreement dated November 12, 1996
                           by and between International Home Foods, Inc. and
                           Roger T. Staubach
         10.8*    - -      Indemnification Agreement dated November 1, 1996
                           between International Home Foods, Inc. and C. Dean
                           Metropoulos, together with a schedule identifying
                           substantially identical documents and setting forth
                           the material details in which those documents differ
                           from the foregoing documents
         10.9*    - -      Credit Agreement among International Home Foods,
                           Inc., as Borrower, the Several Lenders, Morgan
                           Stanley Senior Funding, Inc., as Document Agent,
                           Bankers Trust Company, as Syndication Agent, and The
                           Chase Manhattan Bank as Administrative Agent dated
                           as of November 1, 1996
         10.10* - -        Monitoring and Oversight Agreement dated as of
                           November 1, 1996 by and between International Home
                           Foods, Inc. and HMCo.
         11.11* - -        Nonqualified Stock Option Agreement dated January 3,
                           1997, by and between International Home Foods, Inc.
                           and L. Hollis Jones
         12.1**  - -       Computation of Consolidation Ratio of Earnings to
                           Fixed Charges
         16.1*    - -      Letter regarding change to certifying accountants
         21.1*    - -      Subsidiaries of the Company
         27.1**  - -       Financial Data Schedule

------------
* Incorporated by reference to the Company's Registration Statement on Form S-4

** Filed herewith

+ The Company will furnish upon request of the Commission any omitted schedule.