Form 10-Q
period 1997-03-31
INTERNATIONAL HOME FOODS INC
filed 1997-05-15
CIK 1027881

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                      1997
                                 First Quarter
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997              Commission File Number:  333-18859

                                  -----------

                         INTERNATIONAL HOME FOODS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                         13-3377322
   (State of other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                            Identification No.)

1633 LITTLETON ROAD, PARSIPPANY, N.J.                              07054
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (201) 359-9920

                                  -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

As of March 31, 1997 there were 330,000,000 outstanding shares of common stock, par value $0.01 per share.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Income                            3
                 Three Months Ended March 31, 1997 and 1996

              Consolidated Balance Sheets                                  4
                 March 31, 1997 and December 31, 1996

              Consolidated Statements of Cash Flows                        5
                 Three Months Ended March 31, 1997 and 1996

              Notes to Consolidated Financial Statements                   6-12

Item 2.       Management's Discussion and Analysis of the                  13-15
                 Results of Operations and Financial Condition

PART II  OTHER INFORMATION

Exhibit 12.  Computation of Consolidated Ratio of
                 Earnings to Fixed Charges                                 16

Exhibit 27.  Financial Data Schedule                                       17

Signatures

                         INTERNATIONAL HOME FOODS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                          Three Months Ended
                                                              March 31,
                                                         1997            1996
                                                      ---------       ---------
                                                             (unaudited)
Net sales                                             $ 244,550       $ 227,259
Cost of sales                                           115,659         110,470
                                                      ---------       ---------
       Gross profit                                     128,891         116,789

Marketing expenses                                       52,775          50,644
Selling, general, and administrative expenses            38,669          38,473
                                                      ---------       ---------
       Income from operations                            37,447          27,672
                                                      ---------       ---------
Interest expense                                         25,907            --
Other income (expense), net                                 752             (59)
                                                      ---------       ---------
       Income before provision for income taxes          12,292          27,613
Provision for income taxes                                4,746          10,511
                                                      ---------       ---------
       Net income                                     $   7,546       $  17,102
                                                      =========       =========






See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     March 31,          December 31,
ASSETS                                                                 1997                 1996
                                                                   -----------          -----------
                                                                             (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                    $    55,096          $    45,859
      Accounts receivable, net of allowances                            45,414               48,801
      Inventories                                                      117,344              129,205
      Prepaid expenses and other current assets                          4,076                8,197
      Deferred income taxes                                             12,540               11,571
                                                                   -----------          -----------
          Total current assets                                     $   234,470          $   243,633

Property, plant and equipment, net                                     186,573              186,002
Intangible assets, net                                                 152,425              153,938
Deferred income taxes                                                  347,850              353,034
Other assets                                                            31,657               31,664
                                                                   -----------          -----------
              Total assets                                         $   952,975          $   968,271
                                                                   ===========          ===========

LIABILITIES

CURRENT LIABILITIES:

      Due to banks                                                 $     3,916          $     9,278
      Current portion of long-term debt                                 28,500               26,000
      Amount payable to minority stockholder                                --               16,556
      Accounts payable                                                  18,739               18,679
      Accrued salaries, wages, and benefits                             12,020               14,379
      Accrued advertising and promotion                                 41,069               38,127
      Accrued interest                                                  21,138               10,843
      Other accrued liabilities                                         38,513               28,151
                                                                   -----------          -----------
              Total current liabilities                            $   163,895          $   162,013

Long-term debt                                                     $ 1,028,500          $ 1,044,000
Postretirement benefits obligation                                      17,364               16,689
Other noncurrent liabilities                                                --                9,764
                                                                   -----------          -----------
              Total liabilities                                    $ 1,209,759          $ 1,232,466

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY

Preferred stock - par value $.01 per share; authorized,
      100,000,000 shares; non shares issued or outstanding         $        --          $        --
Common stock - par value $.01 per share; authorized,
      1,900,000,000 shares; issued and outstanding
      330,000,000 shares                                                 3,300                3,300
Additional paid-in capital                                            (263,999)            (263,999)
Retained earnings/(Accumulated deficit)                                  5,948               (1,598)
Foreign currency translation adjustment                                 (2,033)              (1,898)
                                                                   -----------          -----------
              Total stockholders' deficiency                          (256,784)            (264,195)
                                                                   -----------          -----------
      Total liabilities and stockholders' deficiency               $   952,975          $   968,271
                                                                   ===========          ===========


See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS,)

                                                             Three Months Ended
                                                                  March 31,
                                                           1997              1996
                                                         --------          --------
                                                                 (unaudited)
Net income                                               $  7,546          $ 17,102
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                           6,865             4,587
    Deferred income taxes                                   4,215                --
Changes in assets and liabilities:
    Accounts receivable                                     3,343             2,464
    Inventories                                            11,821            10,105
    Other current assets                                    4,119               260
    Accounts payable                                           87               871
    Accrued liabilities                                    21,260             7,013
    Other                                                 (10,168)               89
                                                         --------          --------
       Net cash provided by operating activities         $ 49,088          $ 42,491

INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                  (4,930)           (1,337)
                                                         --------          --------
      Net cash used in investing activities                (4,930)           (1,337)

FINANCING ACTIVITIES:
    Decrease in due to banks                               (5,362)               --
    Change in former parent company's investment
      and advances, net                                        --           (40,969)
    Repayment of long-term debt                           (13,000)               --
    Payment to minority stockholder                       (16,556)               --
                                                         --------          --------
        Net cash used in financing activities             (34,918)          (40,969)

Effect of exchange rate changes on cash                        (3)             (185)

Increase in cash and cash equivalents                       9,237                --

Cash and cash equivalents at beginning of period           45,859                --

Cash and cash equivalents at end of period                 55,096                --


See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



1.       ACCOUNTING POLICIES

         Interim  Financial Statements

         In the opinion of International Home Foods, Inc. ("the Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.       DESCRIPTION OF BUSINESS, MERGER, AND ACQUISITION

         Background and Basis of Presentation

         On September 5, 1996, American Home Products Corporation ("AHP" or "Former Parent") and AHP Subsidiary Holding Corporation and other parties entered into an agreement ("Agreement") pursuant to which an affiliate ("Parent") of Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM") acquired, effective November 1, 1996, an 80 percent interest in American Home Food Products, Inc. ("AHFP") and its subsidiary, M. Polaner, Inc., for approximately $1,226,000. In connection with the merger transaction ("Transaction"), AHP contributed all of its other food products businesses into AHFP. Effective November 1, 1996, these entities and businesses constitute International Home Foods, Inc. and subsidiaries ("Company"). In connection with the Agreement, AHFP received $264,000 of equity financing and incurred indebtedness of $1,070,000. Approximately $962,000 was used to redeem shares of common stock of AHFP which

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



         Background and Basis of Presentation (Continued)

         were indirectly held by AHP and $264,000 was distributed to AHP. At December 31, 1996, the Company has a liability to AHP of $16,556 for the unpaid redemption amount. As a result of the redemption, AHP continues to beneficially own approximately 20 percent of the Company. The Transaction has been accounted for as a leveraged recapitalization such that the Company's assets and liabilities remain at their historical bases for financial reporting purposes; for income tax purposes, the transaction has been treated as a taxable business combination such that the consolidated financial statements reflect a "step-up" in tax basis.

         Earnings, advances, withdrawals, dividends, foreign currency translation adjustments, and other transactions between the Company and AHP for periods prior to November 1, 1996 are reflected in Former Parent Company's Investment and Advances in the accompanying financial statements which are presented on a combined basis prior to November 1, 1996 and on a consolidated basis from November 1, 1996 to December 31, 1996. The combined financial statements for the periods prior to October 31, 1996 reflect the financial position, results of operations, and cash flows of the Company as if the Company was a stand-alone entity. The Company began presenting retained earnings (accumulated deficit) as a separate component of stockholders' deficiency effective November 1, 1996.

         The effects of the Transaction are summarized as follows:

         Redemption and distribution to AHP Subsidiary Holding Corporation          ($1,225,556)
         Issuance of common stock                                                       264,000
         Fees                                                                           (21,256)
         Recognition of postretirement benefits obligation                              (16,207)
         Deferred income taxes                                                          368,358
                                                                                    -----------
                                                                                    ($  630,661)
                                                                                    ===========


         Pro forma unaudited net income for the three months ended March 31, 1996 assuming the Transaction had occurred at the beginning of 1996, would have been $1,268. Decreases to reported net income result from increased pro forma interest expense and the related tax effects. The unaudited pro forma amounts do not purport to be indicative of what the Company's actual results of operations would have been had the Transaction been consummated on January 1, 1996 or to project the Company's results of operations for any future period.

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

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



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

3.       INVENTORIES

         Inventories consist of:                   March 31,       December 31,
                                                     1997             1996
                                                   ---------       ------------
         Raw Materials                             $ 50,476         $ 53,670
         Work-in-Progress                             4,330            3,052
         Finished Goods                              62,538           72,483
                                                   --------         --------
              Total                                $117,344         $129,205
                                                   ========         ========

4.       INCOME TAXES

         For federal and state income tax purposes, the Transaction (see Note
         2) is a taxable business combination and is a qualified stock purchase. The buyer and seller have elected jointly to treat the Transaction as an asset acquisition under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. A preliminary allocation of the purchase price to the tax bases of assets and liabilities based on their respective estimated fair values at November 1, 1996 was made for income tax purposes

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



         INCOME TAXES (Continued)

         and will be finalized during 1997. In connection with the Transaction, the Company recorded a deferred tax asset of approximately $368,000 at November 1, 1996 related to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to additional paid-in capital. Historically, the Company has generated operating income and realization of the deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income which management believes is more likely than not.

         The Company anticipates future taxable income after debt service and adjusting for the effects of the Transaction and acquisition discussed in Note 1 sufficient to realize the deferred tax assets existing at March 31, 1997. Future taxable income is based on management's forecasts of the operating results of the Company and there can be no assurance that such results will be achieved. Management continually reviews such forecast in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

         The Company's consolidated financial statements for periods prior to November 1, 1996 do not reflect deferred income taxes as all such taxes were provided for by AHP. Deferred tax assets and liabilities existing prior to the Transaction and those established as a result of the Transaction and the purchase of Heritage were reflected on the accompanying consolidated balance sheet, effective November 1, 1996, as an adjustment to the Former Parent Company's Investment and Advances account or goodwill, as appropriate.

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

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


         INCOME TAXES (CONTINUED)

         Effective November 1, 1996, the Company's operations were included in the consolidated federal income tax returns of its Parent. For the period November 1, 1996 to December 31, 1996, the company's income tax provision was prepared on a separate return basis, with deferred income taxes provided for differences in the financial statement and tax bases of assets and liabilities. The tax effects of the temporary differences which resulted from the "step-up" in tax basis (see Note
         2) have been reflected in stockholders' deficiency as of November 1, 1996. The Company intends to permanently reinvest its undistributed Canadian earnings in the Canadian operations; accordingly, deferred income taxes, which would not be significant, have not been provided for the repatriation of such undistributed earnings.

5.       COMMITMENTS AND CONTINGENCIES

         The Company has ongoing royalty arrangements with several parties, primarily representing licensing agreements for its wet spices business and for the use of characters in the Company's canned pasta business. The accompanying consolidated statement of income include royalty costs which amounted to $528 and $536 for the three months ended March 31, 1997 and 1996, respectively.

         There is also a royalty obligation related to the Company's acquisition of its cereals business in 1988. The agreement includes a minimum annual royalty of $750, payable annually, as well as a $10,250 balloon payment payable in January, 1998. As of March 31, 1997 and December 31, 1996, $10,228 and $10,155, respectively has been accrued towards the annual minimum royalty for the period and the appropriate share of the balloon obligation. There are no minimum royalty requirements after December 31, 1997; however, an ongoing royalty of ten percent of net sales will continue.

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

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


     6.  RELATED PARTY TRANSACTIONS

         The consolidated statement of income for the period ended March 31, 1996 included the cost of certain administrative and other services provided by AHP. These services included treasury, tax, personnel, legal, environmental, safety, public relations, audit, and other related costs. The charges to the Company for corporate administration for the three months ended March 31, 1996 approximated $735. Such charges are representative of costs which would have been incurred by the Company on a stand alone basis.

         AHP also charged the Company for its share of group insurance costs (medical, dental, basic life, etc.) based on AHP's historical claim experience and current claim trends and the ratio of the Company's employees to total AHP domestic employees. The charges, which are reflected in the accompanying consolidated statement of income, amounted to $2,841 for the three months ended March 31, 1996.

         The Company purchased advertising through a wholly-owned subsidiary of AHP through 1996. The rates at which the company purchased advertising reflected the rates obtained by the consolidated purchasing of AHP. The charges, which are reflected in the accompanying consolidated statement of income for the three months ended March 31, 1996 amounted to $10,741.

         Effective November 1, 1996, the Company entered into a ten year monitoring and oversight agreement with an affiliate of its indirect majority stockholder, HM. The agreement provides for an annual fee of the greater of $1,000 or 0.1 percent of the budgeted consolidated net sales of the Company for the current year. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5 percent of the transaction value, as defined, for each add-on transaction, as defined. In the three months ended March 31, 1997, the Company incurred expenses of $250.


7.       GUARANTOR FINANCIAL DATA

         The Notes are fully and unconditionally guaranteed by each of the Company's subsidiaries, on a joint and several basis. Presented below is summarized combined financial information of the subsidiary guarantors:

                                         March 31, 1997      December 31, 1996
                                         --------------      -----------------
         Current Assets                      $ 83,280             $ 91,835

         Noncurrent Assets                    255,384              254,729

         Current Liabilities                   44,155               46,354

         Noncurrent Liabilities               233,543              248,052

                                                    Three Months Ended
                                              March 31, 1997    March 31, 1996
                                              --------------    --------------
         Net Sales                              $ 37,363            $33,194

         Gross Profit                             15,632             14,742

         Net Income/(Loss)                            71               (160)

         Net cash provided by operating
             activities                           15,085              7,694

         Net cash used in investing
             activities                           (1,837)              (745)

         Net cash used in financing activities  $(12,326)            (6,949)

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



8.       NEW ACCOUNTING STANDARDS

         The American Institute of Certified Public Accountants issued
         Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental cleanup liabilities. The Company adopted this SOP during the first quarter of 1997; there was no impact on the Company's results of operations or financial position upon adoption.

9.       SUBSEQUENT EVENT

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

                         INTERNATIONAL HOME FOODS, INC.


                                    Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Three Months Ended March 31, 1997 and 1996.

NET SALES - IHF's net sales for the three months ended March 31, 1997 of $244.6 million increased $17.3 million, or 7.6%, over the comparable period of the prior year. Approximately $10.3 million of the sales increase was due to sales of the Company's Campfire marshmallows and crisped rice snacks. This brand was acquired in November of 1996 and therefore the reported sales for the first quarter of 1996 do not reflect Campfire's sales for the comparable period. The balance of the increase in sales was due primarily to increases in sales of the Company's Crunch `n Munch product.

COST OF SALES - Cost of sales as a percentage of net sales, for the three months ended March 31, 1997 declined to 47.3% from 48.6% for the comparable 1996 period. The improvement came from lower price adjustments in 1997 as well as overall reductions in the Company's manufacturing costs which are reflective of management's cost reduction initiatives.

OPERATING EXPENSES - For the three months ended March 31, 1997, operating expenses as a percentage of net sales declined to 37.4% from 39.2% for the comparable 1996 period. Marketing expenses increased from $50.6 million for the 1996 first quarter to $52.8 million for the comparable 1997 quarter primarily due to the higher sales level in 1997. Selling, general, and administrative (S, G, & A) expenses were comparable for the 1996 and 1997 first quarters. Amortization of intangibles in the 1997 first quarter was $1.4 million versus $0.7 million in the 1996 comparable period due to the additional intangibles arising from the acquisition of Heritage. Excluding intangible amortizations, S, G, & A and marketing expenses as a percentage of net sales decreased from 38.9% in the first quarter 1996 to 36.9% in the comparable 1997 quarter.

INCOME FROM OPERATIONS - Income from operations for the three months ended March 31, 1997 increased $9.8 million to $37.4 million or 35.3% over the comparable 1996 period. The improvement in income from operations is primarily related to improved gross margins and reduced operating expenses. As a percentage of net sales, income from operations increased from 12.2% for the 1996 period to 15.3% for the comparable 1997 period.

INTEREST EXPENSE - Interest expense for the three months ended March 31, 1997 was $25.9 million related to the Company's 10.375% $400.0 million Senior Subordinated Notes and the Company's Bank Debt, which as of March 31, 1997 had an average interest rate of 8.55%. There were no interest costs in 1996 as all financing activities of the Company were funded by the parent company, American Home Products, Inc ("AHP") and interest costs were not allocated to the Company.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


OTHER INCOME - The Company earned $0.7 million on short term investments of excess cash during the three months ended March 31, 1997. As of March 31, 1997, the Company's short term investments in commercial paper were $49.1 million earning interest at an average annual rate of 5.42%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - Net cash provided by operating activities for the three months ended March 31, 1997 was $49.1 million versus $42.5 million for the comparable 1996 period. The increase was primarily attributable to additional depreciation, amortization, deferred taxes and changes in operating assets and liabilities partially reduced by a decrease in net income. Cash used in investing activities included $4.9 million in capital expenditures in the first quarter of 1997, an increase of $3.8 million as compared to the 1996 period.

Cash flows used for financing activities in the first quarter of 1997 included a reduction of Bank Debt of $13.0 million which represented the first mandatory payment. Also in the first quarter, the Company paid $16.6 million to its minority shareholder, AHP. This payment represented the final Working Capital Adjustment as defined in the purchase and sale agreement for the 80% interest in the fund businesses of AHP.

CAPITAL RESOURCES

The Company has a $100.0 million revolving credit facility of which $.6 million has been utilized for a Letter of Credit as of March 31, 1997.

Management currently believes that cash from operations and existing financing arrangements are adequate to meet anticipated requirements for working capital, capital expenditures, mandatory principal and interest payments, and other cash needs. In addition, management believes that any incremental capital requirements could be met through external debt financing.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Company's Credit Agreement, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness is subject to either fixed interest rate or interest rate protection through December 1998. In order to comply with required interest rate protection provisions, the Company entered into an interest rate collar transaction that becomes effective in September 1997 and expires in December 1998. The notional amount of the collar is $135,000 with the cap set at 8% and the floor set at 5.25%.

                         INTERNATIONAL HOME FOODS, INC.


                                 Part 1 Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


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

IMPACT OF RECENT ACCOUNTING STANDARDS

The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental cleanup liabilities. The Company adopted this SOP during the first quarter of 1997; there was no impact on the Company's results of operations or financial position upon adoption.

                         INTERNATIONAL HOME FOODS, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  International Home Foods, Inc.
                                                          (Registrant)


Date:     May 15, 1997                            /s/ C. DEAN METROPOULOS
                                                  -----------------------------
                                                  C. Dean Metropoulos
                                                  Chairman of the Board and
                                                  Chief Executive

Date:     May 15, 1997                            /s/ N. MICHAEL DION
                                                  -----------------------------
                                                  N. Michael Dion
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------
 12                Computation of Earnings
 27                Financial Data Schedule