Form 10-Q
period 1997-06-30
INTERNATIONAL HOME FOODS INC
filed 1997-08-14
CIK 1027881

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended June 30, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  333-18859

                                ---------------

                         INTERNATIONAL HOME FOODS, INC.
             (Exact name of registrant as specified in its charter)



             DELAWARE                                      13-3377322
 (State of other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                      1633 LITTLETON ROAD, PARSIPPANY, N.J.         07054
                    (Address of principal executive offices)      (Zip Code)


      Registrant's telephone number, including area code:  (201) 359-9920

                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes  [X] No  [  ]

The number of shares outstanding of registrant's Common Stock, par value $0.01 par share, at June 30, 1997 was 330,000,000.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q





                                                                        Page No.
                                                                        --------
        PART I.        FINANCIAL INFORMATION


        Item 1.        Financial Statements (unaudited)

                       Consolidated Statements of Income                     3
                         Three Months Ended June 30, 1997 and 1996
                         Six Months Ended June 30, 1997 and 1996

                       Consolidated Balance Sheets                           4
                         June 30, 1997 and December 31, 1996

                       Consolidated Statements of Cash Flows                 5
                         Six Months Ended June 30, 1997 and 1996


                      Notes to Consolidated Financial Statements             6

        Item 2.       Management's Discussion and Analysis of the           16
                         Results of Operations and Financial Condition

        PART II       OTHER INFORMATION

        Signatures                                                          23

        Exhibit 12.   Computation of Consolidated Ratio of                  25
                         Earnings to Fixed Charges

        Exhibit 27.   Financial Data Schedule                               26


                         INTERNATIONAL HOME FOODS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,

                                         1997         1996        1997         1996
                                         ----         ----        ----         ----
                                            (unaudited)              (unaudited)

Net sales                             $249,872     $222,039     $494,422     $449,298
Cost of sales                          115,135      103,715      230,794      214,185
                                      --------     --------     --------     --------
     Gross profit                      134,737      118,324      263,628      235,113

Marketing expenses                      56,479       42,434      109,254       93,078
Selling, general, and
 administrative expenses                37,351       33,105       76,020       71,578
                                      --------     --------     --------     --------
    Income from operations              40,907       42,785       78,354       70,457
                                      --------     --------     --------     --------

Interest expense                        25,858           --       51,765           --
   Other income (expense), net             820          (27)       1,572          (86)
                                      --------     --------     --------     --------
Income before taxes                     15,869       42,758       28,161       70,371
 Provision for income taxes              6,518       16,273       11,264       26,784
                                      --------     --------     --------     --------
     Net income                       $  9,351     $ 26,485     $ 16,897     $ 43,587
                                      ========     ========     ========     ========

     Net income per common
      share (330,000,000 shares
      outstanding)                    $   0.03                  $   0.05
                                      ========                  ========







See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              June 30,    December 31,
ASSETS                                                          1997         1996
                                                             ----------   -----------
                                                                    (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                  $   74,549   $   45,859
  Accounts receivable, net of allowances                         50,533       48,801
  Inventories                                                   111,710      129,205
  Prepaid expenses and other current assets                       4,841        8,197
  Deferred income taxes                                          13,389       11,571
                                                             ----------   ----------
      Total current assets                                   $  255,022      243,633

Property, plant and equipment, net                              185,398      186,002
Intangible assets, net                                          151,040      153,938
Deferred income taxes                                           341,211      353,034
Other assets                                                     29,620       31,664
                                                             ----------   ----------
      Total assets                                           $  962,291   $  968,271

LIABILITIES

CURRENT LIABILITIES:

  Due to banks                                               $    6,883   $    9,278
  Current portion of long-term debt                              28,500       26,000
  Amount payable to minority stockholder                             --       16,556
  Accounts payable                                               21,047       18,679
  Accrued salaries, wages, and benefits                          13,262       14,379
  Accrued advertising and promotion                              45,522       38,127
  Accrued interest                                               11,290       10,843
  Other accrued liabilities                                      36,648       28,151
                                                             ----------   ----------
      Total current liabilities                              $  163,152   $  162,013

Long-term debt                                                1,028,500   $1,044,000
Postretirement benefits obligation                               18,039       16,689
Other noncurrent liabilities                                         --        9,764
                                                             ----------   ----------
      Total liabilities                                      $1,209,691   $1,232,466

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY

Preferred stock - par value $.01 per share; authorized,
  100,000,000 shares; non shares issued or outstanding       $       --           --
Common stock - par value $.01 per share; authorized,
  1,900,000,000 shares; issued and outstanding
  330,000,000 shares                                              3,300        3,300
Additional paid-in capital                                     (263,999)    (263,999)
Retained earnings (Accumulated deficit)                          15,299       (1,598)
Foreign currency translation adjustment                          (2,000)      (1,898)
                                                             ----------   ----------
         Total stockholders' deficiency                      $ (247,400)  $ (264,195)
                                                             ----------   ----------
      Total liabilities and stockholders' deficiency         $  962,291   $  968,271
                                                             ==========   ==========


See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                        Six Months Ended
                                                            June 30,
                                                         1997      1996
                                                       --------  --------
                                                           (unaudited)

Net income                                             $ 16,897   $ 43,587
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                          13,678      9,178
  Deferred income taxes                                  10,005         --
Changes in assets and liabilities:
  Accounts receivable                                    (1,732)    (2,257)
  Inventories                                            17,495     23,822
  Other current assets                                    3,356        237
  Accounts payable                                        2,368        287
  Accrued liabilities                                    15,222      5,397
  Other                                                  (8,682)       178
                                                       --------   --------
    Net cash provided by operating activities          $ 68,607   $ 80,429
                                                       --------   --------

INVESTING ACTIVITIES:
  Purchases of plant and equipment, net                  (7,966)    (4,896)
                                                       --------   --------
   Net cash used in investing activities               $ (7,966)  $ (4,896)
                                                       --------   --------

FINANCING ACTIVITIES:
  Decrease in due to banks                               (2,395)        --
  Change in former parent company's investment
     and advances, net                                       --    (75,528)
  Repayment of long-term debt                           (13,000)        --
  Payment to minority stockholder                       (16,556)        --
                                                       --------   --------
     Net cash used in financing activities             $(31,951)  $(75,528)
                                                       --------   --------

Effect of exchange rate changes on cash                      --         (5)

Increase in cash and cash equivalents                    28,690         --

Cash and cash equivalents at beginning of period         45,859         --
                                                       --------   --------

Cash and cash equivalents at end of period             $ 74,549   $     --
                                                       ========   ========



See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



1.   ACCOUNTING POLICIES

     Interim Financial Statements

     In the opinion of International Home Foods, Inc. ("the Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997, the results of operations and cash flows for the three months and six months ended June 30, 1997 and 1996. Certain reclassifications have been made in the financial statements from amounts previously reported. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2.   DESCRIPTION OF BUSINESS, MERGER, AND ACQUISITION

     Background and Basis of Presentation

     On September 5, 1996, American Home Products Corporation ("AHP" or "Former Parent") and AHP Subsidiary Holding Corporation and other parties entered into an agreement ("Agreement") pursuant to which an affiliate ("Parent") of Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM") acquired, effective November 1, 1996, an 80 percent interest in American Home Food Products, Inc. ("AHFP") and its subsidiary, M. Polaner, Inc., for approximately $1,226,000. In connection with the merger transaction ("Transaction"), AHP contributed all of its other food products businesses into AHFP. Effective November 1, 1996, these entities and businesses constitute International Home Foods, Inc. and subsidiaries ("Company"). In connection with the Agreement, AHFP received $264,000 of equity financing and incurred indebtedness of $1,070,000. Approximately $962,000 was used to redeem shares of common stock of AHFP which were indirectly held by AHP and $264,000 was distributed to AHP. At December 31, 1996, the Company had a liability to AHP of $16,556 for the unpaid redemption amount. As a result of the redemption, AHP continues to beneficially own approximately 20 percent of the Company. The Transaction has been accounted for as a leveraged recapitalization such that the Company's assets and liabilities remain at their historical bases for financial reporting purposes; for income tax purposes, the transaction has been treated as a taxable business combination such that the consolidated financial statements reflect a "step-up" in tax basis.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




     Background and Basis of Presentation (Continued)

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

     The effects of the Transaction are summarized as follows:


     Redemption and distribution to AHP Subsidiary Holding Corporation  $(1,225,556)
     Issuance of common stock                                               264,000
     Fees                                                                   (21,256)
     Recognition of postretirement benefits obligation                      (16,207)
     Deferred income taxes                                                  368,358
                                                                         ----------
                                                                         $ (630,661)
                                                                         ==========



     Pro forma unaudited net income for the three months and six months ended June 30, 1996 assuming the Transaction had occurred at the beginning of 1996, would have been $10,507 ($0.03 per common share) and $11,775 ($0.04 per common share) respectively. Decreases to reported net income result from increased pro forma interest expense and the related tax effects. The unaudited pro forma amounts do not purport to be indicative of what the Company's actual results of operations would have been had the Transaction been consummated on January 1, 1996 or to project the Company's results of operations for any future period.

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

3.   INVENTORIES


     Inventories consist of:          June 30,     December 31,
                                       1997            1996
                                     --------      ------------

     Raw Materials                   $ 29,874        $ 29,932
     Work-in-Progress                  16,481          26,790
     Finished Goods                    65,355          72,483
                                     --------        --------
        Total                        $111,710        $129,205
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

     The Company anticipates future taxable income after debt service and adjusting for the effects of the Transaction and acquisition discussed in
     Note 1 sufficient to realize the deferred tax assets existing at June 30, 1997. Future taxable income is based on management's forecasts of the operating results of the Company and there can be no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

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

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


     INCOME TAXES (CONTINUED)

     Effective November 1, 1996 the Company's operations were included in the consolidated federal income tax returns of its Parent. For the period November 1, 1996 to December 31, 1996, the company's income tax provision was prepared on a separate return basis, with deferred income taxes provided for differences in the financial statement and tax bases of assets and liabilities. The tax effects of the temporary differences which resulted from the "step-up" in tax basis (see Note 2) have been reflected in stockholders' deficiency as of November 1, 1996. The Company intends to permanently reinvest its undistributed Canadian earnings in the Canadian operations; accordingly, deferred income taxes, which would not be significant, have not been provided for the repatriation of such undistributed earnings.

5.   COMMITMENTS AND CONTINGENCIES

     The Company has ongoing royalty arrangements with several parties, primarily representing licensing agreements for its wet spices business and for the use of characters in the Company's canned pasta business. Royalty costs for the three months ending June 30, 1997 and 1996 amounted to $507 for both periods. The accompanying consolidated statement of income include royalty costs which amounted to $1,035 and $1,043 for the six months ended June 30, 1997 and 1996, respectively.

     There is also a royalty obligation related to the Company's licensing agreement for its cereals business entered into in 1988. The agreement includes a minimum annual royalty of $750, payable in quarterly installments, as well as a $10,250 balloon payment payable in January, 1998. As of June 30, 1997 and December 31, 1996, $10,297 and $10,155,
     respectively, has been accrued towards the annual minimum royalty for the period and the appropriate share of the balloon obligation. There are no minimum royalty requirements after December 31, 1997; however, an ongoing royalty of ten percent of net cereal sales will continue.

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

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



6.   RELATED PARTY TRANSACTIONS

     The consolidated statement of income for the period ended June 30, 1996 included the cost of certain administrative and other services provided by AHP. These services included treasury, tax, personnel, legal, environmental, safety, public relations, audit, and other related costs. The charges to the Company for corporate administration for the three months and the six months ended June 30, 1996 approximated $735 and $1,470, respectively. Such charges are representative of costs which would have been incurred by the Company on a stand alone basis.

     AHP also charged the Company for its share of group insurance costs (medical, dental, basic life, etc.) based on AHP's historical claim experience and current claim trends and the ratio of the Company's employees to total AHP domestic employees. The charges, which are reflected in the accompanying consolidated statement of income, amounted to $2,682 and $5,523 for the three months and six months ended June 30, 1996, respectively.

     The Company purchased advertising through a wholly-owned subsidiary of AHP through 1996. The rates at which the company purchased advertising reflected the rates obtained by the consolidated purchasing of AHP. The charges, which are reflected in the accompanying consolidated statement of income for the three months and the six months ended June 30, 1996 amounted to $12,554 and $23,295, respectively.

     Effective November 1, 1996, the Company entered into a ten year monitoring and oversight agreement with an affiliate of its indirect majority stockholder, HM. The agreement provides for an annual fee of the greater of $1,000 or 0.1 percent of the budgeted consolidated net sales of the Company for the current year and certain operating expenses related to their oversight activities. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5 percent of the transaction value, as defined, for each add-on transaction, as defined. There were no fees incurred as a result of the financial advisory agreement during the six months ended June 30, 1997.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



7.   GUARANTOR FINANCIAL DATA

     The Company's Senior Subordinated Notes are fully and unconditionally guaranteed by each of the Company's subsidiaries, on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning each of the subsidiary guarantors because management has determined that such information is not material to the holders of the Notes. Presented below is summarized combined financial information of the subsidiary guarantors:

                                          June 30, 1997    December  31, 1996
                                          -------------    ------------------
     Current Assets                         $ 86,978           $ 91,835

     Noncurrent Assets                        256,274           254,729

     Current Liabilities                       44,456            46,354

     Noncurrent Liabilities                   235,793           248,052

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                              -------------------     -------------------
                               1997        1996         1997        1996
                               ----        ----         ----        ----
     Net Sales               $31,206      $29,469     $ 68,569     $62,663

     Gross Profit             14,450       14,131       30,082      28,873

     Net Income/(Loss)           760        (641)          831        (801)

     Net cash provided by                               17,660      17,611
        operating activities

     Net cash used in                                   (5,060)     (3,876)
        investing activities

     Net cash used in                                  (11,299)    (13,735)
        financing activities



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

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



     New Accounting Standards (Continued)

     In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS
     125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued to provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not anticipate that the adoption of this Statement will have a material effect on the financial statements.

     In June 1997, SFAS 130, "Reporting Comprehensive Income", was issued to establish standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires disclosure of the components of comprehensive income including, among other things, foreign currency translation adjustments, minimum pension liability items and unrealized gains and losses on certain investments in debt and equity securities. The Company would be required to show components of comprehensive income in a financial statement displayed as prominently as the other required financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates compliance with this Statement in 1998.

     In June 1997, SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company operates in one business segment which manufactures and markets a diversified portfolio of shelf-stable food products, and accordingly, does not believe the segment reporting aspect of this statement will impact their financial statements. The Company is currently assessing the impact of this Statement.

9.   EARNINGS PER SHARE

     Net income per common share for the first quarter 1997 based on 330,000 common shares outstanding, as the result of the Transaction, was $0.02 per common share.

     In March, 1997, SFAS 128, "Earnings per Share", was issued to establish standards for computing and presenting earnings per share ("EPS"). The Statement applies to entities with publicly held common stock or potential common stock and excludes entities whose publicly traded securities include only debt. The Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. The Company anticipates that this Statement, upon adoption, will eliminate their requirement to disclose EPS data.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


10.  SUBSEQUENT EVENT

     On July 1, 1997, International Home Foods, Inc. (the "Company") consummated the acquisition of substantially all of the assets (the "Assets") of Bumble Bee Seafoods, Inc. and its wholly-owned subsidiaries, Bumble Bee International, Inc., Santa Fe Springs Holding Company and Commerce Distributing Company (CDC) (collectively, the "Sellers"), pursuant to the terms of an Asset Purchase and Sale Agreement dated as of May 1, 1997 (the "Agreement") by and among the Sellers, on the one hand, and the Company and its wholly-owned subsidiary, Bumble Bee Acquisition Corporation, on the other hand. The aggregate consideration paid for the assets was approximately $160 million in cash and the assumption of certain liabilities of the Sellers, including trade payables and certain accrued liabilities. The Assets consist primarily of inventory, accounts receivable, property, plant and equipment and trademarks formerly used by the Sellers for the processing and marketing of canned seafood products, principally tuna and salmon, including processing facilities in Puerto Rico, Ecuador and California. The transaction was approved by an order of the Federal Bankruptcy Court for the Southern District of California on June 19, 1997, as part of the bankruptcy proceedings of the Sellers.

     The Company intends to maintain the plant and equipment acquired for the processing and canning of seafood products and to continue the employ of substantially all of the Seller's former 1700 employees.

     The Company filed a Form 8-K, on July 16, 1997, disclosing the purchase of the Assets indicating that audited financial statements, including pro forma disclosures, will be filed in a subsequent Form 8-K within the 60 day extension period.

     Concurrent with the acquisition of the Assets, the Company amended and restated its existing credit agreement with Chase Manhattan Bank as of July 1, 1997. The existing senior secured bank facilities were increased from $670 million (less a $13 million principal payment made in the first quarter of 1997) to $737 million and the Company's revolving facility was increased from $100 million to $140 million. The Company financed the purchase of the Assets with the $80 million increase in the term facility, a $30 million draw on the Company's bank revolver, and the balance of the purchase price from the Company's available cash balances as of the date of the closing.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



     Subsequent Event  (Continued)

     The provisions of the new credit agreement provide that borrowings under Tranches A and B are increased to $367.5 million, and $369.5 million respectively and the previous Tranche C is included as part of Tranche B. The final maturity dates of Tranche A, March 31, 2003, and the new
     Tranche B, September 30, 2004, remained unchanged. Applicable margins on borrowings which bear interest based on the London Interbank Offered Rate as defined, have been changed from 2.5% to 2% on Tranche A and from 3% to 2.25% on Tranche B. The applicable margins under the alternate base rate, as defined, have been changed from 1.5% to 1%, and 2% to 1.25% on Tranche A and B, respectively. The new agreement also includes financial covenants related to consolidated leverage ratio, as defined, consolidated interest coverage, as defined, consolidated fixed charge coverage ratio, as defined, and limitations on indebtedness, capital expenditures and payment of dividends.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Three and six months ended June 30, 1997 and 1996.

NET SALES - On a consolidated basis, IHF's net sales for the three months ended June 30, 1997 of $249.9 million increased $27.8 million, or 12.5%, over the comparable period of the prior year. Approximately $11.9 million of the sales increase was due to sales of the Company's Campfire marshmallows and crisped rice snacks. This brand was acquired in November 1996 and the reported sales for the periods ended June 30, 1996 do not reflect Campfire's sales for the comparable 1996 periods. The balance of the increase in sales was due primarily to volume increases in sales of Canned Pasta ($9.3 million, or 10.3%), Snacks ($2.5 million, or 17.2%), Southwest Division, ($2.1 million, or 7.1%), and the Canadian subsidiary's sales increased $2.2 million (19.6%) for the quarter just ended.

For the six months ended June 30, 1997, net sales were $494.4 million, an increase of $45.1 million, or 10.0%, over the comparable 1996 period. Approximately $22.3 million of the six month increase was related to Campfire sales which are not reflected in the 1996 amounts. The balance of the increase was due to volume increases in sales of Canned Pasta ($10.9 million, or 5.7%), and Snacks ($6.6 million, or 26.7%).

COST OF SALES - As a percentage of net sales, cost of sales for the three months ended June 30, 1997 declined to 46.1% from 46.7% for the comparable 1996 quarter. The improvement in margins was due to a more favorable volume sales mix and ongoing cost reduction initiatives.

For the six months ended June 30, 1997, cost of sales as a percentage of net sales declined to 46.7% from 47.7% for the comparable 1996 period. The improvement came from lower price adjustments in 1997, a more favorable sales volume mix as well as continuing overall reductions in the Company's manufacturing costs which are reflective of management's cost reduction initiatives.

OPERATING EXPENSES - For the three months ended June 30, 1997, operating expenses as a percent of net sales increased to 37.6% from 34.0% for the comparable 1996 period. Marketing expenses increased from $42.4 million for the 1996 second quarter to $56.5 million for the comparable 1997 quarter. Of this $14.1 million increase, approximately $3.0 million was due to higher 1997 sales levels and $9.3 million due to higher trade and consumer spending rates in 1997 (14.5% of sales) versus 1996 (10.6% of sales). These higher rates are reflective of increased new distribution expenses, channel mix and increased volume sales of products that traditionally have higher than normal promotion rates. Selling, general, and administrative (S, G, & A) expenses for the 1996 and 1997 comparable second quarters increased from $33.1 million to $37.4 million, respectively. The increase in S, G, & A expenses were primarily the result of the higher sales levels as both quarters' S, G, & A expenses were 14.9% of sales.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


OPERATING EXPENSES (CONTINUED) - For the six months ended June 30, 1997, operating expenses as a percent of net sales increased to 37.5% from 36.6% for the comparable 1996 period. Marketing expenses increased from $93.1 million for the 1996 six month period to $109.3 million for the comparable 1997 six months. Of this $16.2 million increase, $13.1 million was due to higher 1997 second quarter spending as described in the foregoing paragraph. The balance of $3.1 million represents higher marketing expenditures as a result of higher 1997 first quarter sales ($17.3 million) versus sales for the comparable 1996 quarter. Selling, general, and administrative (S, G, & A) expenses for the 1996 and 1997 comparable second quarters increased from $71.6 million to $76.0 million, respectively. This increase was primarily the result of the higher 1997 sales level. S, G, & A expenses as a percent of net sales decreased from 15.9% in the first six months of 1996 to 15.4% for the comparable 1997 six month period.

INCOME FROM OPERATIONS - Income from operations for the three months ended June 30, 1997 was $40.9 million, down from $42.8 million for the comparable 1996 period. This decrease was primarily the result of increased marketing expenditures in the most recent ended quarter.

For the six months ended June 30, 1997, income from operations increased to $78.4 million, up $7.9 million, or 11.2%, from the comparable 1996 six month period. This increase was primarily the result of higher gross profits as the result of higher sales volume.

INTEREST EXPENSE - Interest expense for the three months ended June 30, 1997 was $25.9 million. This amount represents $10.4 million of interest expense on the Company's $400.0 million of publicly traded debentures at an annual rate of 10.375%, interest and commitment fees of $14.4 million on $657.0 million the Company's Bank Debt, which as of June 30, 1997 had an average interest rate of 8.69%, and $1.1 million of amortization of the Company's Deferred Financing costs.

Interest expense for the six months ended June 30, 1997 was $51.8 million. This amount represents $20.8 million of interest expense on the Company's $400.0 million of publicly traded debentures at an annual rate of 10.375%, interest, interest and commitment fees of $28.7 million on $657.0 million the Company's Bank Debt, which as of June 30, 1997 had an average interest rate of 8.62%, and $2.3 million of amortization of the Company's Deferred Financing costs.

There were no interest costs in 1996 as all financing activities of the Company were funded by the former parent company, American Home Products, Inc., which did not allocate interest costs to its various subsidiaries.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


OTHER INCOME - The Company earned $0.8 million and $1.6 million on short term investments of its excess cash during the three and six months, respectively, ended June 30, 1997. As of June 30, 1997, the Company's short term investments were $66.3 million and these investments were earning interest at an average annual rate of 6.0%.

PROVISION FOR INCOME TAXES - For the three months ended June 30, 1997, income taxes decreased by $9.8 million over the comparable 1996 period due to lower income before taxes. The effective tax rate increased to 41% in 1997 from 38% in 1996 primarily due to higher state and local statutory tax rates.

For the six months ended June 30, 1997, income taxes decreased by $15.5 million over the comparable 1996 period due to lower income before taxes. The effective tax rate increased to 40% in 1997 from 38% in 1996 due to higher state and local statutory tax rates.

The Company anticipates sufficient future taxable income to realize deferred tax assets recorded at June 30, 1997. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

NET INCOME - For the three months ended June 30, 1997, net income decreased by $17.1 million versus the comparable 1996 period. This decrease is primarily due to interest expense of $25.9 million (none in the comparable 1996 period) and the decrease in operating income of $1.9 million versus the comparable 1996 period, both net of the related tax impact.

For the six months ended June 30, 1997, net income decreased by $26.7 million versus the comparable 1996 period. This decrease is primarily due to interest expense of $51.8 million (none in the comparable 1996 period) partially offset by the increase in operating income of $7.9 million versus the comparable 1996 period, both net of the related tax impact.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - Net cash provided by operating activities for the six months ended June 30, 1997 was $68.6 million versus $80.4 million for the comparable 1996 period due to higher net income. The Company invested $8.0 million in capital expenditures in the first half of 1997, or an increase of $3.1 million over the comparable 1996 period.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations



CAPITAL RESOURCES - The Company reduced its Bank debt by $13.0 million in the first six months which represented the first mandatory principle repayment. Also in the first six months, the Company paid $16.6 million to its minority shareholder, AHP, Inc. This payment represented the final Working Capital Adjustment as defined in the purchase and sale agreement.

As of June 30, 1997, there were no borrowings under the Company's $100.0 million revolving credit facility or bankers' acceptance facilities. On July 1, 1997, the Company amended and restated its existing credit agreement (see subsequent events section of Management's Discussion And Analysis of Financial Condition and Results of Operations).

Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, capital expenditures, mandatory principal and interest payments, and other cash needs.

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

SUBSEQUENT EVENT

On July 1, 1997, International Home Foods, Inc. (the "Company") consummated the acquisition of substantially all of the assets (the "Assets") of Bumble Bee Seafoods, Inc. and its wholly-owned subsidiaries, Bumble Bee International, Inc., Santa Fe Springs Holding Company and Commerce Distributing Company (CDC) (collectively, the "Sellers"), pursuant to the terms of an Asset Purchase and Sale Agreement dated as of May 1, 1997 (the "Agreement") by and among the Sellers, on the one hand, and the Company and its wholly-owned subsidiary, Bumble Bee Acquisition Corporation, on the other hand. The aggregate consideration paid for the assets was approximately $160,000,000 in cash and the assumption of certain liabilities of the Sellers, including trade payables and certain accrued liabilities. The Assets consist primarily of inventory, accounts receivable, property, plant and equipment and trademarks formerly used by the Sellers for the processing and marketing of canned seafood

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


Subsequent Event  (Continued)

products, principally tuna and salmon, including processing facilities in Puerto Rico, Ecuador and California. The transaction was approved by an order of the Federal Bankruptcy Court for the Southern District of California on June 19, 1997, as part of the bankruptcy proceedings of the Sellers.

The Company intends to maintain the plant and equipment acquired for the processing and canning of seafood products and to continue the employ of substantially all of the Seller's former 1700 employees.

The Company filed a Form 8-K, on July 16, 1997, disclosing the purchase of the Assets indicating that audited financial statements, including pro forma disclosures, will be filed in subsequent Form 8-K within the 60 day extension period.

Concurrent with the acquisition of the Assets, the Company amended and restated its existing credit agreement with Chase Manhattan Bank as of July 1, 1997.
The existing senior secured bank facilities were increased from $670 million (less a $13 million principal payment made in the first quarter of 1997) to $737 million and the Company's revolving facility was increased from $100 million to $140 million. The Company financed the purchase of the Assets with the $80 million increase in the term facility, a $30 million draw on the Company's bank revolver, and the balance of the purchase price from the Company's available cash balances as of the date of the closing.

The provisions of the new credit agreement provide that borrowings under Tranches A and B are increased to $367.5 million, and $369.5 million respectively and the previous Tranche C is included as a part of Tranche B. The final maturity dates of Tranche A, March 31, 2003, and the new Tranche B, September 30, 2004, remained unchanged. Applicable margins on borrowings which bear interest based on the London Interbank Offered Rate as defined, have been changed from 2.5% to 2% on Tranche A and from 3% to 2.25% on Tranche B. The applicable margins under the alternate base rate, as defined, have been changed from 1.5% to 1% and 2% to 1.25% on Tranche A and B, respectively. The new agreement also includes financial covenants related to consolidated leverage ratio, as defined, consolidated interest coverage, as defined, consolidated fixed charge coverage ratio, as defined, and limitations on indebtedness, capital expenditures and payment of dividends.

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

In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued to provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not anticipate that the adoption of this Statement will have a material effect on the Financial Statements.

In March, 1997, SFAS 128, "Earnings per Share", was issued to establish standards for computing and presenting earnings per share ("EPS"). The Statement applies to entities with publicly held common stock or potential common stock and excludes entities whose publicly traded securities include only debt. The Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. The Company anticipates that this Statement, upon adoption, will eliminate their requirement to disclose EPS data.

In June 1997, SFAS 130, "Reporting Comprehensive Income", was issued to establish standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires disclosure of the components of comprehensive income including, among other things, foreign currency translation adjustments, minimum pension liability items and unrealized gains and losses on certain investments in debt and equity securities. The Company would be required to show components of comprehensive income in a financial statement displayed as prominently as the other required financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates compliance with this Statement in 1998.

In June 1997, SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company operates in one business segment which manufactures and markets a diversified portfolio of shelf-stable food products, and accordingly, does not believe the segment reporting aspect of this statement will impact their financial statements. The Company is currently assessing the impact of this Statement.

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

                                         International Home Foods, Inc.
                                                  (Registrant)

                                         /s/ C. DEAN METROPOULOS
Date:     August 14, 1997                -----------------------------
                                         C. Dean Metropoulos
                                         Chairman of the Board and
                                         Chief Executive

                                         /s/ N. MICHAEL DION
Date:     August 14, 1997                -----------------------------
                                         N. Michael Dion
                                         Senior Vice President and
                                         Chief Financial Officer

                         INTERNATIONAL HOME FOODS, INC.


                                     Part 2


     EXHIBITS

     (12) Statements showing computation of ratio of earnings to fixed charges based on SEC Regulation S-K, Item 503.

     (27)  Financial Data Schedule

                         INTERNATIONAL HOME FOODS INC.


                                 EXHIBIT INDEX


    EXHIBIT
      NO.                         DESCRIPTION
    -------                       -----------
     (12)        Statements showing computation of ratio of earnings to fixed charges based on SEC Regulation S-K, Item 503.

     (27)        Financial Data Schedule