Form 10-Q
period 1997-09-30
INTERNATIONAL HOME FOODS INC
filed 1997-11-14
CIK 1027881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1997

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-18859

                                -------------------

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

                                -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes  [X]         No  [ ]

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at September 30, 1997 was 330,000,000.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q



                                                                           Page No.
                                                                           --------
PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited)

            Condensed Consolidated Statements of Income                        3
               Three Months Ended September 30, 1997 and 1996
               Nine Months Ended September 30, 1997 and 1996

            Condensed Consolidated Balance Sheets as of                        4
               September 30, 1997 and December 31, 1996

            Condensed Consolidated Statements of Cash Flows                    5
               Nine Months Ended September 30, 1997 and 1996

            Notes to Condensed Consolidated Financial Statements               6

Item 2      Management's Discussion and Analysis of                           16
               Financial Condition and Results of Operations

PART II     OTHER INFORMATION

Signatures                                                                    23

Item 6      Exhibits and Reports on Form 8-K                                  24

Exhibit 11. Computation of Per Share Earnings                                 25

Exhibit 12. Computation of Consolidated Ratio of                              26
               Earnings to Fixed Charges

Exhibit 27. Financial Data Schedule                                           27

                         INTERNATIONAL HOME FOODS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,

                                               1997               1996              1997              1996
                                               ----               ----              ----              ----
                                                     (unaudited)                          (unaudited)
Net sales                                 $     349,511       $    254,805      $     843,933    $   704,103
Cost of sales                                   182,156            119,695            412,950        333,880
                                          -------------       ------------      -------------    -----------
        Gross profit                            167,355            135,110            430,983        370,223

Marketing expenses                               69,140             47,090            178,394        140,168
Selling, general, and
  administrative expenses                        43,922             38,715            119,941        110,293
Stock compensation expense                       44,763                 --             44,763             --
                                          -------------       ------------      -------------    -----------
       Income from operations                     9,530             49,305             87,885        119,762
                                          -------------       ------------      -------------    -----------


Interest expense                                 27,470                 --             79,235             --
Other income (expense), net                         103                 68              1,674            (18)
                                          -------------       ------------      -------------    -----------
       (Loss)/Income before taxes               (17,837)            49,373             10,324        119,744
(Benefit)/Provision for income taxes             (7,031)            18,792              4,233         45,576
                                          -------------       ------------      -------------    -----------
       Net (loss)/income                  $(     10,806)      $     30,581      $       6,091    $    74,168
                                          =============       ============      =============    ===========

Net (loss)/income per common share        $(       0.03)                        $        0.02
                                          =============                         =============
Weighted average
   shares outstanding                       330,000,000                           337,594,606

See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                      September 30,     December 31,
                                                                          1997              1996
                                                                      -------------     ------------
ASSETS                                                                 (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                      $    63,720       $    45,859
      Accounts receivable, net of allowances                              78,883            48,801
      Inventories                                                        200,262           129,205
      Prepaid expenses and other current assets                            8,297             8,197
      Deferred income taxes                                               13,967            11,571
                                                                     -----------       -----------
          Total current assets                                           365,129           243,633

Property, plant and equipment, net                                       200,929           186,002
Intangible assets, net                                                   234,382           153,938
Deferred income taxes                                                    347,694           353,034
Other assets                                                              33,639            31,664
                                                                     -----------       -----------
              Total assets                                           $ 1,181,773       $   968,271
                                                                     ===========       ===========

LIABILITIES
      CURRENT LIABILITIES:

      Due to banks                                                   $     7,127       $     9,278
      Current portion of long-term debt                                  110,000            26,000
      Amount payable to minority stockholder                                  --            16,556
      Accounts payable                                                    38,691            18,679
      Accrued salaries, wages, and benefits                               18,701            14,379
      Accrued advertising and promotion                                   58,506            38,127
      Accrued interest                                                    22,798            10,843
      Other accrued liabilities                                           38,304            28,151
                                                                     -----------       -----------
              Total current liabilities                                  294,127           162,013

Long-term debt                                                         1,081,500         1,044,000
Postretirement benefits obligation                                        18,511            16,689
Other noncurrent liabilities                                               1,072             9,764
                                                                     -----------       -----------
              Total liabilities                                        1,395,210         1,232,466

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY

Preferred stock - par value $.01 per share; authorized,
      100,000,000 shares; no shares issued or outstanding            $        --       $        --
Common stock - par value $.01 per share; authorized,
      1,900,000,000 shares; issued and outstanding
      330,000,000 shares                                                   3,300             3,300
Additional paid-in capital                                              (219,236)         (263,999)
Retained earnings (Accumulated deficit)                                    4,493            (1,598)
Foreign currency translation adjustment                                   (1,994)           (1,898)
                                                                     -----------       -----------
              Total stockholders' deficiency                            (213,437)         (264,195)
                                                                     -----------       -----------
      Total liabilities and stockholders' deficiency                 $ 1,181,773       $   968,271
                                                                     ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                     1997                  1996
                                                                     ----                  ----
                                                                             (unaudited)
Net income                                                        $   6,091               $ 74,168
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                    21,921                 13,717
    Deferred income taxes                                             2,944                     --
    Stock option compensation                                        44,763                     --
Changes in assets and liabilities, net of acquisition:
    Accounts receivable                                                (712)               (10,059)
    Inventories                                                      (7,289)                 9,384
    Other current assets                                              1,324                  1,893
    Accounts payable                                                  6,284                  3,885
    Accrued liabilities                                              26,933                  5,731
    Other                                                           (15,427)                   288
                                                                  ---------               --------
       Net cash provided by operating activities                     86,832                 99,007
                                                                  ---------               --------

INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                            (8,609)                (8,475)
    Purchase of business, net of cash acquired                     (163,058)                    --
                                                                  ---------               --------
           Net cash used in investing activities                   (171,667)                (8,475)
                                                                  ---------               --------

FINANCING ACTIVITIES:
    Decrease in due to banks                                         (2,151)                    --
    Change in former parent company's investment
        and advances, net                                                --                (90,632)
    Issuance of long term bank debt for acquisition                  80,000                     --
    Repayment of long-term debt                                     (29,500)                    --
    Borrowing from revolving credit facility for acquisition         86,000                     --
    Repayment for borrowing from revolving credit facility          (15,000)                    --
    Payment to minority stockholder                                 (16,556)                    --
                                                                  ---------               --------
        Net cash provided by (used in) financing activities         102,793                (90,632)
                                                                  ---------               --------

Effect of exchange rate changes on cash                                 (97)                   100

Increase in cash and cash equivalents                                17,861                     --

Cash and cash equivalents at beginning of period                     45,859                     --
                                                                  ---------               --------
Cash and cash equivalents at end of period                        $  63,720               $     --
                                                                  =========               ========

Cash paid during the year for:
        Interest                                                  $  63,449               $     --
        Income taxes                                              $     432               $ 13,902

See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.   ACCOUNTING POLICIES

     Interim Financial Statements

     In the opinion of International Home Foods, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997 and the results of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996. Certain reclassifications have been made in the financial statements from amounts previously reported. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

     Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each respective period. Proceeds from the exercise of the dilutive stock options are assumed to be used to repurchase outstanding shares of the Company's common stock at the estimated average fair market value during the period.

2.   DESCRIPTION OF BUSINESS, MERGER, AND ACQUISITION

     Background and Basis of Presentation

     On September 5, 1996, American Home Products Corporation ("AHP" or "Former Parent") and AHP Subsidiary Holding Corporation and other parties entered into an agreement ("Agreement") pursuant to which an affiliate ("Parent") of Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM") acquired, effective November 1, 1996, an 80 percent interest in American Home Food Products, Inc. ("AHFP") and its subsidiary, M. Polaner, Inc., for approximately $1,226,000. In connection with the merger transaction ("Transaction"), AHP contributed all of its other food products businesses into AHFP. Effective November 1, 1996, these entities and businesses constitute International Home Foods, Inc. and subsidiaries ("the Company"). In connection with the Agreement, AHFP received $264,000 of equity financing and incurred indebtedness of $1,070,000. Approximately $962,000 was used to redeem shares of common stock of AHFP which were indirectly held by AHP and $264,000 was distributed to AHP. At December 31, 1996, the Company had a liability to AHP of $16,556 for the unpaid redemption amount. As a result of the redemption, AHP continues to beneficially own approximately 20 percent of the Company. The Transaction has been accounted for as a leveraged recapitalization such that the Company's assets and liabilities remain at their historical bases for financial reporting purposes; for income tax purposes, the transaction has been treated as a taxable business combination such that the consolidated financial statements reflect a "step-up" in tax basis.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

     Background and Basis of Presentation (Continued)

     Earnings, advances, withdrawals, dividends, foreign currency translation adjustments, and other transactions between the Company and AHP for periods prior to November 1, 1996 are reflected in Former Parent Company's Investment and Advances in the accompanying financial statements which are presented on a combined basis prior to November 1, 1996 and on a consolidated basis subsequent to November 1, 1996. The combined financial statements for the periods prior to October 31, 1996 reflect the financial position, results of operations, and cash flows of the Company as if the Company was a stand-alone entity. The Company began presenting retained earnings (accumulated deficit) as a separate component of stockholders' deficiency effective November 1, 1996.

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
                                                                               ===========

     Pro forma unaudited net income for the three months and nine months ended September 30, 1996 assuming the Transaction had occurred at the beginning of 1996, would have been $16,110 ($.05 per common share) and $28,120 ($.09 per common share), respectively. Decreases to reported net income result from increased pro forma interest expense and the related tax effects. The unaudited pro forma amounts do not purport to be indicative of what the Company's actual results of operations would have been had the Transaction been consummated on January 1, 1996 or to project the Company's results of operations for any future period.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates made by management. Actual results could differ from these estimates. Estimates are used when accounting for potential bad debts, inventory obsolescence and spoilage, trade and promotion allowances, coupon redemptions, depreciation and amortization, stock option compensation, deferred income taxes and tax valuation allowances, restructuring charges, and contingencies, among other items.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

     Acquisition

     Immediately after the Transaction and effective November 1, 1996, the Company acquired Heritage Brands Holdings, Inc. and subsidiaries ("Heritage") for approximately $70,800, including the assumption of approximately $40,800 of debt, in a transaction accounted for using the purchase method of accounting. The excess of the purchase price of Heritage over the fair value of assets acquired and liabilities assumed resulted in goodwill and other intangible assets of approximately $59,100 (an increase of approximately $25,000 over the amount of Heritage's unamortized goodwill and intangible assets prior to the acquisition) which are being amortized over 20 years. The acquisition was not significant and, accordingly, pro forma financial information has not been provided. The results of operations and cash flows of Heritage have been included in the accompanying condensed consolidated financial statements of the Company since November 1, 1996.

     Business

     The Company operates in one business segment which manufactures and markets a diversified portfolio of shelf-stable food products including entrees, side dishes, spreadable fruit products, snacks, and canned fish, among others. The Company sells its products primarily in the United States and Canada and is not dependent on any single or major group of customers for its sales.

3.   INVENTORIES

     Inventories consist of:                 September 30,       December 31,
                                                 1997               1996
                                             -------------       ------------
                                             (unaudited)
     Raw Materials                           $  54,071           $  29,932
     Work-in-Progress                           23,621              26,790
     Finished Goods                            122,570              72,483
                                             ---------           ---------
        Total                                $ 200,262           $ 129,205
                                             =========           =========

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

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

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

     The Company anticipates future taxable income after debt service and adjusting for the effects of the Transaction and acquisition discussed in
     Note 1 sufficient to realize the deferred tax assets existing at September 30, 1997. Future taxable income is based on management's forecasts of the operating results of the Company and there can be no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

     The Company's consolidated financial statements for periods prior to November 1, 1996 do not reflect deferred income taxes as all such taxes were provided for by AHP. Deferred tax assets and liabilities existing prior to the Transaction and those established as a result of the Transaction and the purchase of Heritage were reflected on the accompanying condensed consolidated balance sheet, effective November 1, 1996, as an adjustment to the Former Parent Company's Investment and Advances account or goodwill, as appropriate.

     The Company's operations were included in the consolidated income tax returns of AHP through October 31, 1996. The Company was charged by AHP based on the statutory tax rates adjusted for permanent differences, but without regard for temporary differences. Deferred tax assets and liabilities prior to the Transaction would have reflected temporary differences between assets and liabilities for financial reporting purposes and income tax purposes. Such temporary differences were primarily attributable to depreciation, allowances for doubtful accounts, and nondeductible reserves and were not significant through October 31, 1996. The income tax provision on a stand-alone basis for periods prior to November 1, 1996 would not differ materially from the income tax provision reflected in the accompanying condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

5.   COMMITMENTS AND CONTINGENCIES

     The Company has ongoing royalty arrangements with several parties, primarily representing licensing agreements for its wet spices business and for the use of characters in the Company's canned pasta business. Royalty costs for the three months ending September 30, 1997 and 1996 amounted to $534 and $560, respectively. The accompanying condensed consolidated statements of income include royalty costs which amounted to $1,569 and $1,632 for the nine months ended September 30, 1997 and 1996, respectively.

     There is also a royalty obligation related to the Company's licensing agreement for its cereals business entered into in 1988. The agreement includes a minimum annual royalty of $750, payable in quarterly installments, as well as a $10,250 balloon payment payable in January, 1998. As of September 30, 1997 and December 31, 1996, $10,368 and $10,155,
     respectively, has been accrued towards the annual minimum royalty for the period and the appropriate share of the balloon obligation. There are no minimum royalty requirements after December 31, 1997; however, an ongoing royalty of ten percent of net cereal sales will continue.

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

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

6.   RELATED PARTY TRANSACTIONS

     The condensed consolidated statement of income for the period ended September 30, 1996 included the cost of certain administrative and other services provided by AHP. These services included treasury, tax, personnel, legal, environmental, safety, public relations, audit, and other related costs. The charges to the Company for corporate administration for the three months and the nine months ended September 30, 1996 approximated $735 and $2,204, respectively. Such charges are representative of costs which would have been incurred by the Company on a stand alone basis.

     AHP also charged the Company for its share of group insurance costs (medical, dental, basic life, etc.) based on AHP's historical claim experience and current claim trends and and the ratio of the Company's employees to total AHP domestic employees. The charges, which are reflected in the accompanying condensed consolidated statement of income, amounted to $2,709 and $8,598 for the three months and nine months ended September 30, 1996, respectively.

     The Company purchased advertising through a wholly-owned subsidiary of AHP through 1996. The rates at which the Company purchased advertising reflected the rates obtained by the consolidated purchasing of AHP. The charges, which are reflected in the accompanying condensed consolidated statement of income for the three months and the nine months ended September 30, 1996 amounted to $9,724 and $42,974, respectively.

     Effective November 1, 1996, the Company entered into a ten year monitoring and oversight agreement with an affiliate of its indirect majority stockholder, HM. The agreement provides for an annual fee of the greater of $1,000 or 0.1 percent of the budgeted consolidated net sales of the Company for the current year and certain operating expenses related to their oversight activities. Fees under the agreement for the nine months ended September 30, 1997 totaled $838. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5 percent of the transaction value, as defined, for each add-on transaction, as defined. The Company incurred fees in the amount of $2,445 as a result of the financial advisory agreement during the nine months ended September 30, 1997.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

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

                                   September 30, 1997   December 31, 1996
                                   ------------------   -----------------
                                       (unaudited)
     Current Assets                   $  190,786         $   91,835

     Noncurrent Assets                   357,730            254,729

     Current Liabilities                  78,634             46,354

     Noncurrent Liabilities              242,615            248,052

                                         Three Months Ended              Nine Months Ended
                                            September 30,                  September 30,
                                       ---------------------           ---------------------
                                       1997             1996           1997             1996
                                       ----             ----           ----             ----
                                           (unaudited)                       (unaudited)
     Net Sales                      $ 129,273         $ 35,774      $ 197,842        $ 98,437

     Gross Profit                      42,703           15,354         72,785          44,227

     Net Income                         2,377            2,266          3,208           1,465

     Net cash provided by                                              22,678          25,613
        operating activities

     Net cash used in                                                  (5,404)         (6,879)
        investing activities

     Net cash used in                                                 (14,464)        (18,734)
        financing activities

8.   STOCK OPTION COMPENSATION

      In the third quarter of 1997, the Company recorded a non-cash stock option compensation charge of $44,763 related to stock option compensation including $44,734 related to indexed stock options granted to senior management and other employees. When granted, these indexed options had exercise prices ranging from $1.00 to $1.08 per share that increased over time at a rate of 8% per year. In the third quarter of 1997 the variable exercise price of these options was fixed. In addition, the Company has recorded $4,525 related to unearned stock option compensation as a reduction in Additional paid-in capital. This amount will be amortized to compensation expense as the related options vest. Estimated charges to income for the fourth quarter 1997 and the years 1998, 1999, and 2000 are $370, $1,537, $1,537, and $1,081, respectively. In addition, in the fourth quarter the Company will record an additional charge of $1,226 related to stock options issued by the Company to the Chief Executive Officer and other employees on November 13, 1997.

9.   NEW ACCOUNTING STANDARDS

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

     In March, 1997, SFAS 128, "Earnings Per Share", was issued to establish standards for computing and presenting earnings per share ("EPS"). The Statement applies to entities with publicly held common stock or potential common stock and excludes entities whose publicly traded securities include only debt. The Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. This statement will require presentation of basic and diluted EPS. The Company anticipates that diluted EPS in accordance with this statement would approximate EPS as reported.

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

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

10.  ACQUISITIONS

     On July 1, 1997, the Company consummated the acquisition of substantially all of the assets (the "Assets") of Bumble Bee Seafoods, Inc. and its wholly-owned subsidiaries, Bumble Bee International, Inc., Santa Fe Springs Holding Company and Commerce Distributing Company (CDC) (collectively, the "Sellers"), pursuant to the terms of an Asset Purchase and Sale Agreement dated as of May 1, 1997 (the "Agreement") by and among the Sellers, on the one hand, and the Company and its wholly-owned subsidiary, Bumble Bee Acquisition Corporation, on the other hand. The aggregate consideration paid for the assets, including fees, was approximately $163 million in cash and the assumption of certain liabilities of the Sellers, including trade payables ($13.7 million) and certain accrued liabilities ($21.8 million). The Assets consist primarily of inventory ($63.8 million), accounts receivable ($29.4 million), property, plant and equipment ($19.7 million), intangible assets-trademarks ($51.5 million) and other assets ($3.7 million) formerly used by the Sellers for the processing and marketing of canned seafood products, principally tuna and salmon, including processing facilities in Puerto Rico, Ecuador and California. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in goodwill of approximately $30.5 million. Goodwill and intangible assets are being amortized over 40 years. The transaction was approved by an order of the Federal Bankruptcy Court for the Southern District of California on June 19, 1997, as part of the bankruptcy proceedings of the Sellers.

     The Company intends to maintain the plant and equipment acquired for the processing and canning of seafood products and to continue the employ of substantially all of the Seller's former 1700 employees.

     Concurrent with the acquisition of the Assets, the Company amended and restated its existing credit agreement with Chase Manhattan Bank as of July 1, 1997. The existing senior secured bank facilities were increased from $670 million (less a $13 million principal payment made in the first quarter of 1997) to $737 million and the Company's revolving facility was increased from $100 million to $140 million. The Company financed the purchase of the Assets with the $80 million increase in the term facility, a $30 million draw on the Company's revolving facility, and the balance of the purchase price from the Company's available cash balances as of the date of the closing.

     The provisions of the new credit agreement provide that borrowings under Tranches A and B are increased to $367.5 million, and $369.5 million respectively and the previous Tranche C is included as part of Tranche B. The final maturity dates of Tranche A, March 31, 2003, and the new Tranche B, September 30, 2004, remained unchanged. Applicable margins on borrowings which bear interest based on the London Interbank Offered Rate as defined, have been changed from 2.5% to 2%, and from 3% to 2.25% on Tranche A and B, respectively. The applicable margins under the alternate base rate, as defined, have been changed from 1.5% to 1%, and 2% to 1.25% on Tranche A and B, respectively. The new agreement also includes financial covenants related to consolidated leverage ratio, as defined, consolidated interest coverage, as defined, consolidated fixed charge coverage ratio, as defined, and limitations on indebtedness, capital expenditures and payment of dividends.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)


     Acquisitions (Continued)

     Proforma unaudited results for the nine months ended September 30, 1997 and 1996, assuming the acquisition had occurred at the beginning of the respective periods would have been as follows:

                                   Nine Months Ended
                                     September 30,
                                ----------------------
                                1997              1996
                                ----              ----
                                     (unaudited)
     Net sales              $1,022,947       $ 1,016,331
     Net (loss)/income          (2,951)           75,734

     Net (loss) per
       common share         $    (0.01)               --

     In September 1997, the Company signed a letter of intent to acquire a specialty canned seafood manufacturer and marketer for approximately $26.5 million in cash.

11.  INITIAL PUBLIC OFFERING

     In September 1997, the Company initiated the process of registering shares of common stock under an initial public offering ("IPO"). The proceeds from the sale of the securities would be used by the Company to pay off borrowings under the Credit Agreement. In connection with the IPO, the Company expects to amend its existing Credit Agreement, which is expected to result in an extraordinary charge in the fourth quarter of 1997 of approximately $11,100, net of related tax benefit.

     Immediately prior to the IPO, the Company plans to effect a 5.3292 for one reverse stock split of its current capital stock. In addition, the Company will reduce the authorized shares of Common Stock to 300,000,000.

12.  SUBSEQUENT EVENTS

     On October 1, 1997, the Company acquired Productos Del Monte from an affiliate of Hicks Muse for approximately 16,666,667 shares of Common Stock. Productos Del Monte is a leading manufacturer and marketer of branded catsup, canned vegetables and bottled salsa in Mexico. The acquisition of Productos Del Monte will be accounted for as a combination of entities under common control. Accordingly, the historical accounting values of Productos Del Monte will be carried over for financial accounting purposes.

     On October 1, 1997, the Company acquired Creative Products, Inc. for approximately $52 million in cash. Creative Products is the leading manufacturer of cooking spray sold to private label customers and food service operators. In addition, Creative Products manufactures on a contract basis a number of health and beauty aid products, including hair mousses, hair sprays and deodorants. The acquisition was funded through borrowings under the Company's Revolving Credit Agreement, and will be accounted for as a purchase for financial accounting purposes.

     Historical sales and income from operations of these acquisitions are not material to the Company's results in the nine months ended September 30, 1997.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Three and nine months ended September 30, 1997 and 1996.

NET SALES - For the three months ended September 30, 1997, net sales were $349.5 million, an increase of $94.7 million, or 37.2%, over the comparable 1996 period. Approximately $99.9 million and $10.5 million of the three month increase was related to Bumble Bee and Campfire sales, respectively, which were not reflected in the 1996 amounts. Comparable brand sales for the three months ended September 30, 1997 were $15.7 million lower, or 6.2%, than the comparable 1996 period. Lower sales for the quarter just ended were primarily attributable to Canned Pasta ($9.0 million, or 9.7%), Export Sales ($4.5 million, or 35.6%), the Specialty Brands ($2.4 million, or 6.1%), and Food Service ($1.0 million, or 8.2%), offset by increased sales in Private Label ($1.4 million, or 12.3%).

For the nine months ended September 30, 1997, net sales were $843.9 million, an increase of $139.8 million, or 19.9%, over the comparable 1996 period. Approximately $99.9 million and $32.7 million of the nine month increase was related to Bumble Bee and Campfire sales, respectively, which are not reflected in the 1996 amounts. The balance of the increase was primarily due to volume increases in sales of Snacks ($6.6 million, or 16.7%), Private Label ($5.8 million, or 20.0%), and the Canadian Subsidiary ($3.3 million, or 8.8%), offset by lower sales volume in the Specialty Brands ($10.4 million, or 8.4%).

COST OF SALES - For the three months ended September 30, 1997, cost of sales as a percentage of net sales increased to 52.1% from 47.0% for the comparable 1996 quarter. This was primarily attributable to the inclusion of the results of the Bumble Bee Business, which generally has lower gross margins than the Company's other product lines, for the third quarter of 1997. The Bumble Bee Business cost of goods sold as a percentage of net sales was 71.1% for the third quarter of 1997. Excluding the Bumble Bee Business, cost of goods sold for the three months ended September 30, 1997 declined to 44.5% of net sales from 47.0% of sales for the comparable 1996 quarter. The decline in cost of goods sold as a percentage of net sales primarily resulted from a more favorable sales mix and continuing overall reductions in the Company's manufacturing costs which reflect management's cost reduction initiatives.

For the nine months ended September 30, 1997, cost of sales as a percentage of net sales increased to 48.9% from 47.4% for the comparable 1996 period. This was primarily attributable to the inclusion of the results of the Bumble Bee Business, which generally has lower gross margins than the Company's other product lines, for the third quarter of 1997. The Bumble Bee Business cost of goods sold as a percentage of net sales was 71.1% for the third quarter of 1997. Excluding the Bumble Bee Business, cost of goods sold for the nine months ended September 30, 1997 declined to 46.0% of net sales from 47.4% of net sales for the comparable 1996 period. This decline in cost of goods sold as a percentage of net sales primarily resulted from a more favorable sales volume mix and continuing overall reductions in the Company's manufacturing costs which reflect management's cost reduction initiatives.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

MARKETING EXPENSES - Marketing expenses increased to $69.1 million for the three months ended September 30, 1997, as compared to $47.1 million for the comparable 1996 period. Expressed as a percentage of net sales, marketing expenses increased to 19.8% in the three months ended September 30, 1997 from 18.5% in the 1996 period. The increase was primarily attributable to (i) the inclusion of the Bumble Bee Business and Heritage, which have higher trade promotion expenses as a percentage of net sales than the Company's other products, and (ii) trade promotion expenses associated with securing retail shelf space for line extensions of existing products and new products.

Total marketing expenses increased to $178.4 million for the nine months ended September 30, 1997, as compared to $140.2 million for the comparable 1996 period. Expressed as a percentage of net sales, total marketing expenses increased to 21.1% in the 1997 period from 19.9% in the 1996 period. The increase was primarily attributable to (i) the inclusion of the Bumble Bee Business and Heritage, which have higher trade promotion expenses as a percentage of net sales than the Company's other products, and (ii) trade promotion expenses associated with securing retail shelf space for line extensions of existing products and new products.

OTHER OPERATING EXPENSES - Other operating expenses were $88.7 million for the three months ended September 30, 1997, as compared to $38.7 million in the comparable 1996 period, an increase of $50.0 million or 129.2%. Other operating expenses for the third quarter of 1997 include a non-cash stock option compensation charge of $44.8 million. Excluding this non-cash charge, total operating expenses as a percentage of net sales declined to 12.6% in the third quarter of 1997 from 15.2% in the comparable 1996 period, primarily reflecting management's cost reduction initiatives.

In the third quarter of 1997, the Company recorded a non-cash stock option compensation charge aggregating $44.8 million related to stock option compensation including $44.7 million related to indexed stock options granted to senior management and other employees. When granted, these indexed options had exercise prices ranging from $1.00 to $1.08 per share that increased over time at a rate of 8% per year. In the third quarter of 1997 the variable exercise price of these options was fixed. The remaining $0.1 million relates to stock options granted during the third quarter of 1997 having exercise prices below the estimated fair market value of the Common Stock. In the fourth quarter of 1997 and the years 1998, 1999, and 2000, the Company expects to record additional non-cash stock option compensation charges related to the grant of stock options having exercise prices below fair market value, which is estimated to be approximately $0.4 million, $1.5 million, $1.5 million, and $1.1 million, respectively.

Other operating expenses were $164.7 million for the nine months ended September 30, 1997, as compared to $110.3 million in the comparable 1996 period, an increase of $54.4 million or 49.3%. Other operating expenses for the nine months ended September 30, 1997 include a non-cash stock option compensation charge of $44.8 million. Excluding this non-cash charge, total other operating expenses as a percentage of net sales declined to 14.2% for the nine months ended September
30. 1997 from 15.7% in the comparable 1996 period, primarily reflecting management's cost reduction initiatives.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

INTEREST EXPENSE - Interest expense for the three months ended September 30, 1997 was $27.5 million. This amount represents $10.4 million of interest expense on the Company's $400.0 million of publicly traded debentures at an annual interest rate of 10.375%, interest and commitment fees of $15.2 million on $720.5 million of the Company's Bank Debt, which as of September 30, 1997 had an average interest rate of 7.87%, $0.4 million of interest expense on the Company's $71 million outstanding Revolving Credit Agreement balance, and $1.5 million of amortization of deferred financing costs.

Interest expense for the nine months ended September 30, 1997 was $79.2 million. This amount represents $31.1 million of interest expense on the Company's $400.0 million of publicly traded debentures at an annual interest rate of 10.375%, interest and commitment fees of $44.0 million on $720.5 million the Company's Bank Debt, which as of September 30, 1997 had an average interest rate of 7.87%, $0.4 million of interest expense on the Company's $71 million outstanding Revolving Credit Agreement balance, and $3.7 million of amortization of deferred financing costs.

There was no interest expense in the comparable 1996 period, as all financing activities of the Company were funded by the former parent company, American Home Products, which did not allocate interest costs to its various subsidiaries.

INTEREST INCOME AND OTHER, NET - The Company earned $0.1 million on short term investments of its excess cash during the three months ended September 30, 1997.

The Company earned $1.6 million on short term investments of its excess cash during the nine months ended September 30, 1997. As of September 30, 1997, the Company's short term investments were $55.2 million, earning interest at a rate of 6.3%.

PROVISION FOR INCOME TAXES - For the three months ended September 30, 1997, income taxes decreased by $25.8 million over the comparable 1996 period due to lower income before taxes. The effective tax rate increased to 39.4% in 1997 from 38.1% in 1996 primarily due to the impact of state and local taxes.

For the nine months ended September 30, 1997, income taxes decreased by $41.3 million over the comparable 1996 period due to lower income before taxes. The effective tax rate increased to 41.0% in 1997 from 38.1% in 1996 due to the impact of state and local taxes. The Company anticipates sufficient future income to realize deferred tax assets recorded at September 30, 1997. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

NET INCOME - For the three months and nine months ended September 30, 1997, net income decreased by $41.4 million and $68.1 million, respectively, versus the comparable 1996 periods, primarily reflecting the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - Net cash provided by operating activities for the nine months ended September 30, 1997 was $86.8 million, or $12.2 million lower than the comparable 1996 period due to lower net income, offset by changes in assets and liabilities, primarily as a result of the Bumble Bee acquisition.

The Company purchased substantially all of the assets of Bumble Bee for approximately $163 million, and invested $8.6 million in capital expenditures in the nine months ended September 30, 1997, an increase of $0.1 million over the comparable 1996 period.

CAPITAL RESOURCES - On July 1, 1997 the Company amended and restated its existing credit agreement (see Acquisitions section of Management & Discussion and Analysis of Financial Condition and Results of Operations).

For the nine months ended September 30, 1997, the Company borrowed $86 million under the terms of its Revolving Credit Facility and $80 million under its Credit Agreement. The Company reduced its borrowings under the Revolving Credit Facility by $15 million and in addition, reduced its Bank debt by $29.5 million, representing mandatory principal repayments.

The Company paid $16.6 million to its minority shareholder, AHP in 1997.

Management currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, capital expenditures, mandatory principal and interest payments, and other cash needs.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Company's Credit Agreement, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness is subject to either fixed interest rate or interest rate protection through December 1998. In order to comply with required interest rate protection provisions, the Company entered into an interest rate collar transaction that became effective on September 8, 1997 and expires on December 8, 1998. The notional amount of the collar is $135 million with the cap set at 8% and the floor set at 5.25%. The three month LIBOR rate at September 8, 1997 was 5.71875%.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

ACQUISITIONS

On July 1, 1997, the Company consummated the acquisition of substantially all of the assets (the "Assets") of Bumble Bee Seafoods, Inc. and its wholly-owned subsidiaries, Bumble Bee International, Inc., Santa Fe Springs Holding Company and Commerce Distributing Company (CDC) (collectively, the "Sellers"), pursuant to the terms of an Asset Purchase and Sale Agreement dated as of May 1, 1997 (the "Agreement") by and among the Sellers, on the one hand, and the Company and its wholly-owned subsidiary, Bumble Bee Acquisition Corporation, on the other hand. The aggregate consideration paid for the assets, including fees, was approximately $163 million in cash and the assumption of certain liabilities of the Sellers, including trade payables ($13.7 million) and certain accrued liabilities ($21.8 million). The Assets consist primarily of inventory ($63.8 million), accounts receivable ($29.4 million), property, plant and equipment ($19.7 million), intangible assets-trademarks ($51.5 million) and other assets ($3.7 million) formerly used by the Sellers for the processing and marketing of canned seafood products, principally tuna and salmon, including processing facilities in Puerto Rico, Ecuador and California. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in goodwill of approximately $30.5 million. Goodwill and intangible assets are being amortized over 40 years. The transaction was approved by an order of the Federal Bankruptcy Court for the Southern District of California on June 19, 1997, as part of the bankruptcy proceedings of the Sellers.

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

The provisions of the new credit agreement provide that borrowings under Tranches A and B are increased to $367.5 million, and $369.5 million respectively and the previous Tranche C is included as part of Tranche B. The final maturity dates of Tranche A, March 31, 2003, and the new Tranche B, September 30, 2004, remained unchanged. Applicable margins on borrowings which bear interest based on the London Interbank Offered Rate as defined, have been changed from 2.5% to 2%, and from 3% to 2.25% on Tranche A and B, respectively. The applicable margins under the alternate base rate, as defined, have been changed from 1.5% to 1%, and 2% to 1.25% on Tranche A and B, respectively. The new agreement also includes financial covenants related to consolidated leverage ratio, as defined, consolidated interest coverage, as defined, consolidated fixed charge coverage ratio, as defined, and limitations on indebtedness, capital expenditures and payment of dividends.

In September 1997, the Company signed a letter of intent to acquire a specialty canned seafood manufacturer and marketer for approximately $26.5 million in cash.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

INITIAL PUBLIC OFFERING

In September 1997, the Company initiated the process of registering shares of common stock under an initial public offering ("IPO"). The proceeds from the sale of the securities would be used by the Company to pay off borrowings under the Credit Agreement. In connection with the IPO, the Company expects to amend its existing Credit Agreement, which is expected to result in an extraordinary charge in the fourth quarter of 1997 of approximately $11.1 million, net of related tax benefit.

Immediately prior to the IPO, the Company plans to effect a 5.3292 for one reverse stock split of its current capital stock. In addition, the Company will reduce the authorized shares of Common Stock to 300,000,000.

SUBSEQUENT EVENTS

On October 1, 1997, the Company acquired Productos Del Monte from an affiliate of Hicks Muse for approximately 16,666,667 shares of Common Stock. Productos Del Monte is a leading manufacturer and marketer of branded catsup, canned vegetables and bottled salsa in Mexico. The acquisition of Productos Del Monte will be accounted for as a combination of entities under common control. Accordingly, the historical accounting values of Productos Del Monte will be carried over for financial accounting purposes.

On October 1, 1997, the Company acquired Creative Products, Inc. for approximately $52 million in cash. Creative Products is the leading manufacturer of cooking sprays sold to private customers and food service operators. In addition, Creative Products manufactures on a contract basis a number of health and beauty aid products, including hair mousses, hair sprays and deodorants. The acquisition was funded through borrowings under the Company's Revolving Credit Agreement, and will be accounted for as a purchase for financial accounting purposes.

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

Impact of Accounting Standards (Continued)

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

In March, 1997, SFAS 128, "Earnings Per Share", was issued to establish standards for computing and presenting earnings per share ("EPS"). The Statement applies to entities with publicly held common stock or potential common stock and excludes entities whose publicly traded securities include only debt. The Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. This statement will require presentation of basic and diluted EPS. The Company anticipates that diluted EPS in accordance with this statement would approximate EPS as reported.

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

                                    International Home Foods, Inc.
                                              (Registrant)

                                    /s/ C. DEAN METROPOULOS
Date:  November 14, 1997            --------------------------------------
                                    C. Dean Metropoulos
                                    Chairman of the Board and
                                    Chief Executive

                                    /s/ N. MICHAEL DION
Date:  November 14, 1997            --------------------------------------
                                    N. Michael Dion
                                    Senior Vice President and
                                    Chief Financial Officer

                         INTERNATIONAL HOME FOODS, INC.

                                     Part II


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  (11)  Computation of per share earnings.

                  (12) Statements showing computation of ratio of earnings to fixed charges based on SEC Regulation S-K, Item 503.

                  (27)  Financial Data Schedule

         (b)      Reports on Form 8-K:

                        Dated July 16, 1997, under Item 2 (Acquisition or disposition of assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                  Reports on Form 8-K/A:

                        Dated September 15, 1997, under Item 7 (a) (Financial Statements of business acquired).

                        Dated September 16, 1997 under Item 7 (a) (Financial Statements of business acquired).

                        Dated September 16, 1997, under Item 7 (a) (Financial Statements of business acquired).