Form 10-K405
period 1997-12-31
INTERNATIONAL HOME FOODS INC
filed 1998-03-31
CIK 1027881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For The Fiscal Year Ended December 31, 1997 Commission File Number: 001-13537

                         INTERNATIONAL HOME FOODS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 13-3377322
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

        1633 LITTLETON ROAD
           PARSIPPANY, N.J.                              07054
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)         (973-359-9920)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of each class                 Name of each exchange where registered
    -------------------                 --------------------------------------
    Common Stock par value
    $0.01 per share                             New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to its Form 10-K [X]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                       Aggregate market value
                           Outstanding at             held by non-affiliates at
      Class               February 28, 1998                February 28, 1998
      -----               -----------------                -----------------
  Common stock,               77,246,603                      $659,173,311
 par value $0.01

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part I and Part II.

2. Portions of the registrant's Proxy Statement to be furnished in connection with the 1998 Annual Meeting of Stockholders are incorporated into Part III.

                                TABLE OF CONTENTS



PART I                                                                           Page Number

    Item 1.     Business                                                             1

    Item 2.     Properties                                                          17

    Item 3.     Legal Proceedings                                                   18

    Item 4.     Submission of Matters to a Vote of
                Security Holders                                                    19

PART II

    Item 5.     Market for Registrant's Common Equity and
                Related Stockholders Matters                                        20


    Item 6.     Selected Financial Data                                             20

    Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                 20


    Item 8.     Financial Statements and Supplementary Data                         20

    Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                 20


PART III

    Item 10.    Directors and Executive officers of the Registrant                  21

    Item 11.    Executive Compensation                                              21

    Item 12.    Securities Ownership of Certain Beneficial Owners
                and Management                                                      21

    Item 13.    Certain Relationships and Related Transactions                      21

    Item 14.    Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                         21


                                     PART I


ITEM 1. BUSINESS

                                   THE COMPANY


The Company is a leading North American manufacturer and marketer of a diversified, well-established portfolio of shelf-stable food products with popular brand names. Prior to November 1, 1996, the Company was an indirect wholly-owned subsidiary of American Home Products Corporation ("American Home Products"). Effective on November 1, 1996, an affiliate of Hicks, Muse, Tate & Furst, Incorporated ("Hicks Muse") acquired 80% of the outstanding capital stock of the Company from American Home Products for approximately $1,225.6 million in cash in a transaction treated as a recapitalization for financial accounting purposes. Also effective on November 1, 1996, the Company acquired all of the outstanding capital stock of Heritage Brands Holdings, Inc. ("Heritage") from an affiliate of Hicks Muse for approximately $70.8 million in cash in a transaction treated as a purchase for financial accounting purposes. Heritage manufactures and markets the Company's Campfire branded products. In connection with these transactions, the Company incurred approximately $1,070.0 million of indebtedness, consisting of $670.0 million of borrowings under the Company's senior secured credit facilities ("the Senior Bank Facilities") and the issuance of $400.0 million principal amount of the Senior Subordinated Notes due 2006 ("Senior Subordinated Notes").

On July 1, 1997, the Company consummated the acquisition of substantially all of the assets of Bumble Bee Seafoods, Inc. and its operating subsidiaries ("Bumble Bee Seafoods") for approximately $163.0 million in cash, including fees, and the assumption of certain liabilities, including trade payables and certain accrued liabilities. Bumble Bee is one of the leading brands of premium canned seafood in the U.S. and the leading brand of canned white meat tuna and canned salmon in the U.S. The assets acquired consisted primarily of inventory, accounts receivable, property, plant and equipment and trademarks used by the Bumble Bee Business for the processing and marketing of the Company's Bumble Bee canned seafood products. Prior to this transaction, Bumble Bee Seafoods was highly leveraged and had capital constraints which limited Bumble Bee Seafoods' ability to source raw materials and most effectively market its products. To facilitate the purchase of the Bumble Bee Business by the Company free and clear of existing liens, Bumble Bee Seafoods filed for bankruptcy. In connection with the transaction, the Company increased its borrowings under the Senior Bank Facilities by $110.0 million. The remainder of the purchase price was provided from the Company's available cash on hand.

On October 1, 1997 the Company acquired Productos Del Monte S.A. de C.V. ("Productos Del Monte") from an affiliate of Hicks Muse for 3,127,415 shares of Common Stock. Productos Del Monte is a leading manufacturer and marketer of branded catsup, canned vegetables and bottled salsa in Mexico. The acquisition of Productos Del Monte was treated as a combination of entities under common control. Accordingly, the historical accounting values of Productos Del Monte were carried over for financial accounting purposes.

On October 1, 1997, the Company acquired Creative Products, Inc. of Rossville ("Creative Products") for approximately $52.0 million in cash. The acquisition was funded through borrowings under the Company's Senior Bank Facilities. Creative Products is the leading manufacturer of cooking spray sold to private label customers and food service operators. In addition, Creative Products manufactures on a contract basis a number of health and beauty aid products, including hair mousses, hair sprays and deodorants. The acquisition of Creative Products was treated as a purchase for financial accounting purposes.

On November 21, 1997, the Company acquired substantially all of the asset of Orleans Seafood, Inc. ("Orleans") for $26.9 million, including transaction fees. Orleans is a specialty canned seafood manufacturer and marketer.

On March 9, 1998, the Company acquired substantially all of the assets of the Puritan stews and canned meats business from Unilever's T. J. Lipton Canada division for a total purchase price of approximately $34.3 million ($CN49.6 million).

The Company's well-established portfolio of shelf-stable food products includes Chef Boyardee prepared foods, Bumble Bee premium canned seafood, PAM cooking spray, Polaner fruit spreads and spices and Gulden's mustard. In the United States, 11 of the Company's 14 principal branded product lines command the number one position in their defined markets during 1997. Many of the Company's brands also command leading market positions in Canada, Mexico and Puerto Rico. The Company's portfolio of leading brands provides the Company with a strong presence in the United States as well as an attractive platform for continued international expansion. The Company's brand name business is complemented by growing food service and private label businesses and sales to the U.S. military.

                              PRODUCTS AND MARKETS

In the United States, the Company groups its brands into five general categories consisting of Chef Boyardee branded products, Bumble Bee branded products, specialty brands, southwestern cuisine and snack foods. Chef Boyardee is one of the nation's most widely recognized brands and is found in over half of American homes with children. Bumble Bee is one of the leading brands of premium canned seafood in the U.S. and is the leading brand of canned white meat tuna and salmon in the U.S. The Company's strong Chef Boyardee and Bumble Bee brands are complemented by its specialty brands, including PAM cooking spray, Polaner fruit spreads and spices, Gulden's mustard, Maypo, Wheatena and Maltex hot cereals and
G. Washington's dry seasonings and broths. In the growing market for southwestern cuisine the Company's products include Ro*Tel canned tomatoes with green chilies and strong regional brands such as Ranch Style and Luck's canned beans and Dennison's chili. In the snack foods category, the Company's brands include Crunch `n Munch glazed popcorn and pretzels, Campfire marshmallows and marshmallow crisp rice bars and Jiffy Pop unpopped popcorn. The Company, through its Productos Del Monte subsidiary, is also a leading processor and marketer of branded catsup, canned vegetables and bottled salsa in Mexico.

     References to market, category, segment sales, market share percentages and market positions reflect grocery sales dollars for the 52-week period ended December 20, 1997, as gathered by A.C. Nielson for United States markets.

CHEF BOYARDEE

     The Chef Boyardee product line consists of canned pasta, microwave pasta, pizza kits, dry dinners and pizza and spaghetti sauces. Management believes that Chef Boyardee products appeal to families with children because they are generally convenient, nutritionally sound and inexpensive relative to other quick meal and snacking alternatives. Canned pasta is purchased most frequently by women with children between the ages of 3 and 12.

     The Company separates the canned pasta category into two segments: "All Family" and "Kids". The "All Family" segment represents canned pasta products primarily consumed by children over the age of six as well as adults. The "Kids" segment represents canned pasta products typically in the shapes of popular cartoon and comic book characters that are primarily consumed by children age six and under. The Company's "All Family" canned pasta line consists primarily of Beef Ravioli and Mini-Ravioli, in both regular and 99% fat-free product offerings, as well as Spaghetti & Meatballs and Beefaroni. The Company's "Kids" canned pasta line features the newly introduced Chef Jr. line and has been reformulated to appeal to younger children. The Chef Jr. line includes shapes such as ABCs and 123s.

     As the table below indicates, Chef Boyardee is the leading brand in the canned pasta category with a 56% market share in 1997, followed by the Campbell Soup Company's Franco American brand at 37%. The remaining seven percent of this category is fragmented, with private label accounting for approximately five percent.


                                                                  1997 Market Share
                                                          ----------------------------------
          Segment                                           Chef        Franco
                                    Size                  Boyardee     American        Other
                             (Dollars in millions)
"All Family"                        $334                    77%           15%           8%
"Kids"                               206                    22%           72%           6%
                                    ----
    Total Canned Pasta              $540                    56%           37%           7%
                                    ====

     As indicated in the table above, Chef Boyardee holds a dominant position in its core "All Family" category while Franco American products have the number one position in the "Kids" category. Management believes that its "All Family" products compete primarily within the broader category of prepared or quick meals.

     Management intends to continue to build Chef Boyardee's brand equity through strong advertising support and packaging that aggressively promote the Chef Boyardee brand name. In addition, management believes that sales of Chef Boyardee products can be enhanced by (i) leveraging the Company's dominant position in the "All Family" category by targeting advertising campaigns toward children ages 9 to 13, the older segment of the brand's traditional consumer base, (ii) encouraging greater use of Chef Boyardee products, particularly as an after school snack, and (iii) promoting the nutritional benefits of Chef Boyardee, including its 99% fat-free products, versus other quick meal alternatives.

BUMBLE BEE

     Bumble Bee is one of the leading brands of premium canned seafood products in the U.S. The Bumble Bee product line consists principally of canned white meat tuna, canned light meat tuna and canned salmon. Bumble Bee holds a number one shares of the canned white meat tuna market and the canned salmon market and is the third leading brand in the canned light meat tuna market. Similar to the Company's Chef Boyardee product line, management believes that Bumble Bee products appeal to consumers because they are convenient to prepare and more nutritious relative to other quick meal and snacking alternatives.

     The 1997 canned seafood market in the U. S. is approximately $1.3 billion and is generally segmented into two main categories, white meat ($451.6 million) and light meat ($650.0 million). White meat tuna is processed from albacore tuna and has a superior quality image and premium price compared to light meat tuna (which is processed from skipjack and yellowfin tuna) due to its milder flavor, lighter color and firmer texture. The Company's canned white meat tuna product line has significantly higher gross margins than the Company's light meat tuna products.

     As the table below indicates, Bumble Bee is the market leader in the white meat canned tuna segment with a 40% market share in 1997, followed by H. J. Heinz Company's Starkist brand and Van Camp Seafood Company, Inc.'s Chicken of the Sea brand. In the light meat canned tuna segment, Bumble Bee is the third leading brand with a 15% market share in 1997. Private label represents 6% and 15% of the canned white meat market and canned light meat tuna market, respectively. In addition to Bumble Bee's leading market positions in canned tuna, Bumble Bee is also the market leader in canned salmon with a 20% market share in 1997.


                                                                                  1997 Market Share
                                                              -----------------------------------------------------------
           Segment                        Size                Bumble Bee    Starkist       Chicken of the Sea       Other
                                   (Dollars in millions)
     Canned White Meat Tuna                $452                   40%          34%                15%                11%
     Canned Light Meat Tuna                $650                   15%          50%                16%                19%

     Prior to the acquisition of Bumble Bee Seafoods by the Company, sales of Bumble Bee products suffered as a result of being owned by a financially troubled company that was highly leveraged and had capital constraints which limited Bumble Bee Seafoods ability to source raw fish and effectively market its products. To help stimulate sales of Bumble Bee products, management is (i) pursuing a consumer-based marketing and advertising strategy that leverages the equity of the Bumble Bee brand name and promotes the healthy and convenience features of its products, (ii) introducing complementary products under the Bumble Bee brand name that emphasize the convenience and nutritional benefits of canned seafood, (iii) broadening the distribution of Bumble Bee products to include alternative markets such as food service operators and (iv) aggressively sourcing albacore tuna for Bumble Bee canned white meat tuna.

SPECIALTY BRANDS

     The Company's portfolio of specialty brands consists primarily of PAM, Polaner, Gulden's, each of which commands leading national positions in its defined markets. These brands have broad consumer recognition that has been developed through strong marketing and advertising support.

      PAM. The Company's PAM products include Original, Butter and Olive Oil non-stick cooking sprays. The Company's advertising and marketing strategy for PAM emphasizes that it is the only all-natural cooking spray for healthy, low-fat cooking. As a result of PAM's image and performance, the brand enjoys a loyal customer base and a premium price.

     In grocery outlets, the non-stick cooking spray category has grown at a compound annual rate of approximately 9% from 1993 to 1997. Management believes that this rapid sales growth has been driven by a trend toward healthier eating and cooking. Several well-known chefs and numerous cookbook and magazine recipes have advocated cooking sprays in lieu of fattier oils and spreads. PAM is the market leader in the $162.1 million non-stick cooking spray category with 52% of the 1997 market, while CPC International, Inc's Mazola, Procter & Gamble's Crisco and ConAgra's Wesson had market shares of 13%, 4% and 2%, respectively. Private label accounts for most of the remaining market share with approximately 20%, of which Creative Products produced the majority.

     Management intends to capitalize on PAM's premium image and the trend toward healthier eating by identifying and promoting new usage occasions through print advertising campaigns and on-package and in-store recipe suggestions. The Company plans to introduce two new flavors, garlic and lemon, and a barbecue spray that is formulated to withstand higher heat. In addition, the company has begun to distribute Pam in Mexico.

     Polaner. The Polaner brand is comprised of a broad array of products competing within the general fruit spread (including jams, jellies, preserves and fruit-juice-sweetened spreads) and wet spices markets. The focal point of the Company's Polaner marketing efforts are the "All- Fruit" fruit-juice-sweetened line of spreads. The Company emphasizes Polaner's premium image and quality in order to differentiate the brand from its competitors.

     During 1997 fruit spreads were a $677.5 million category, with the fruit-juice-sweetened segment representing $85.4 million of the category. The fruit-juice-sweetened segment consists of premium products that contain less refined sugar than other spreads such as jams and preserves. The primary consumers of fruit-juice-sweetened spreads are women over the age of 35 with higher incomes. Since the Polaner brand was acquired by the Company and expanded to national distribution less than three years ago, its market share in the fruit-juice-sweetened segment has increased from 32% in 1993 to 47% in 1997. Polaner's nearest competitor in this segment is J. M. Smucker Co.'s Simply Fruit at 33% in 1997.

     Gulden's. Gulden's mustard is the leader in the brown mustard segment with a 50% market share in 1997, followed by French's Deli Style with a 24% market share. Brown mustard is a $40.9 million segment of the $271.0 million mustard category. The brown mustard grocery segment grew at a compound annual rate of 8% between 1993 and 1997.

     Other Grocery Brands. A number of smaller brands complete the Company's national specialty brands portfolio, including Maypo, Wheatena and Maltex hot cereals and G. Washington's dry seasonings and broths.

SOUTHWESTERN CUISINE

     The Company offers products in the growing southwestern cuisine market on a national basis with tomato-based items and on a regional basis with beans and chili. Canned beans and canned chili were $972.0 million and $300.7 million categories in 1997, respectively, with the West and Southwest representing approximately 66% of total U.S. canned chili volume. Tomatoes with green chilies was a $39.0 million category in 1997, with the Southwest representing approximately 51% of total U.S. volume.

     A number of the Company's products in the southwestern cuisine categories, including Dennison's black bean chili with chorizo sausage and beef and Ro*Tel diced tomatoes with green chilies, are targeted at the U.S. Hispanic population which is expected to increase 30% between 1996 and 2005 according to the most recent Bureau of Census report. In addition, management believes that the growing national market for beans, which is being driven by trends toward healthier eating, will benefit the Company's Ranch Style brand. In general, southwestern cuisine products have enjoyed above average growth over the past five years.

     Ro*Tel. The Company's Ro*Tel brand, which consists of diced tomatoes with green chilies and whole tomatoes with green chilies, had a 84% market share in 1997. The brand is known as a zesty, robust and flavorful tomato ingredient used primarily in combination with processed cheese as a dip for tortilla chips. The Company's marketing strategy for Ro*Tel has primarily consisted of print advertising campaigns and on-package recipes which feature Ro*Tel as the secret ingredient that can be used to enhance traditional dishes. The Company introduced two product extensions, "mild" and "extra hot" and launched two more flavors in 1997, Mexican Fiesta and Italian Harvest.

     Ranch Style. The Ranch Style product line consists of pork `n beans, baked beans, refried beans, other beans, chili and beef-stew. The brand is marketed primarily in the southwestern United States where it led the region with a 23% share of the miscellaneous canned bean market in 1997 and a 39% share of the pork and beans market in 1997. With ingredients that are low in fat and high in protein, Ranch Style products are positioned to satisfy the growing toward trend healthy eating. The Company expanded the line offering by introducing four new baked bean items as well as beans with sweet onions. Ranch Style has had a presence in Mexico for over five years and management believes that sales of the brand can be expanded in this market. On a combined basis, Ranch Style led the canned bean category in the Southwest with a 27% market share in 1997.

     Luck's. Luck's is the leader in the $63.1 million miscellaneous bean market in the Southeast with a 32% market share in 1997. The Luck's product family primarily includes bean products known for their traditional southern-style flavor. In July 1997, the Company launched the first fat-free entries into the miscellaneous beans category with four new Luck's fat-free items.

     Dennison's. The Dennison's line consists primarily of chili con carne with and without beans, extra hot chili and recently introduced reduced fat, turkey and vegetarian chili. These products are marketed as the "Stand Up" chili with a distinctly extra thick and hearty profile. The brand has traditionally been marketed in the West where it had a 20% share of the region's $98.8 million canned chili market in 1997.

SNACK FOODS


     In the snack food category, the Company's brands include Crunch `n Munch glazed popcorn and pretzels, Campfire marshmallows and marshmallow crisp rice bars and Jiffy Pop unpopped popcorn.

     Crunch `n Munch. Crunch `n Munch, a combination of popcorn and fresh dry roasted peanuts coated with a butter toffee glaze, is offered in four flavors (Buttery Toffee, Caramel, Almond Supreme and Fat Free Buttery Toffee). Crunch `n Munch is positioned as a snack to satisfy the salty and sweet cravings of consumers. The Company believes that the brand's new contemporary package design, which emphasizes the Crunch `n Munch brand name, and its new fat-free product, as well as further product line extensions such as the recently introduced Crunch `n Munch Glazed Pretzels, will allow it to increase its consumer base. Moreover, management believes that the brand can achieve significantly higher levels of sales with increased marketing support.

     Glazed popcorn was a $71.4 million category in 1997. Glazed popcorn products are purchased by consumers of all ages. Younger households are more likely to purchase Borden, Inc.'s Cracker Jack brand due to its appeal to kids, while older households are more likely to purchase Crunch `n Munch due to its appeal to adults. During 1997, Crunch `n Munch commands a 37% market share, followed by Cracker Jack at 33%. No other competitor accounts for more than 10% of the market.

     Campfire. The Company's Campfire product line consists of marshmallows and marshmallow crisp rice bars. The Campfire brand name enjoys broad consumer recognition, as it is the oldest brand name in the marshmallows category. Campfire Marshmallow Munchie is the third leading marshmallow crisp rice bar with a 6% market share of this $170.6 million 1997 market, behind Kellogg company's Rice Krispies brand with a 59% market share and General Mills, Inc.'s Golden Graham Treats with a 22% market share. Campfire marshmallow is the second leading brand in the $113.9 million grocery marshmallow market with a 7% market share in 1997. Favorite Brands, Inc.'s Jet Puff brand is the market leader with a 47% market share, with private label accounting for the balance of the market.

OTHER MARKETS

     The Company's branded business in the United States is complemented by a strong presence in Canada, Mexico and Puerto Rico, growing food service and private label businesses, and sales to the U. S. military.

     Canada. The Company markets Chef Boyardee canned pasta, PAM cooking spray, Crunch `n Munch glazed popcorn and certain other products in Canada. The Company commands the number one market share position in canned pasta and cooking spray sales in Canada, with Chef Boyardee canned pasta and PAM.

     Food Service. The Company supplies many of its products to restaurants, institutions, schools, ballparks, the vending trade, distributors and chain accounts. In addition, the Company has implemented a number of initiatives to expand the penetration of its branded products in the food service industry, including broadening its product lines to meet the specialized needs of the food service industry and increasing its marketing and sales efforts. The Company's recent acquisition of Creative Products has expanded its product offering and sales to food service customers. Management believes that opportunities exist to utilize the Company's excess plant capacity to facilitate additional growth in food service sales.

     Private Label. The primary products manufactured by the Company under private labels are prepared pasta, jams and jellies, cooking spray and marshmallow products. Private label represents an additional opportunity for growth and the utilization of excess plant capacity. Management believes that the addition of Creative Products' dedicated private label sales force will help the Company broaden its private label business.

     Mexico, Puerto Rico and International. Through the Company's subsidiary, Productos Del Monte, the Company is a leading manufacturer and marketer of branded catsup, canned vegetables and bottled salsa in Mexico. The Company intends to expand sales of its U.S. products in Mexico, initially targeting PAM and Ranch Style, and plans to use Productos Del Monte's sales and distribution capabilities to achieve this strategy. In addition, the Company markets Chef Boyardee canned pasta, Crunch `n Munch and Jiffy Pop in Puerto Rico. The Company believes that Chef Boyardee, with over 25 years of sales in Puerto Rico, commands 98% of the Puerto Rico canned pasta market. Moreover, the Company's products are exported to over 35 other countries.

     Military. The Company sells many of its products to U.S. military bases both in the U.S. and internationally. Products sold to the military include Chef Boyardee canned pasta, PAM cooking spray, Crunch `n Munch glazed popcorn, Polaner fruit spreads and Ranch Style beans.

     The Company's recognizable portfolio of leading brands provides a critical mass of brand name sales that (i) allows the Company to realize synergies in manufacturing, marketing, distribution and raw material sourcing, (ii) creates a position of strength with retailers that is critical in maintaining and securing valuable retail shelf space for existing and new brands and (iii) provides a strong platform for introducing products line extensions and new products.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 28 of the Company's 1997 Annual Report, which is incorporated herein by reference.

                                    INDUSTRY


     The U.S. industry is characterized by relatively stable growth based on modest price and population increases. Over the last ten years, the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production and expand retail distribution. The importance of sustaining strong relationships with retailers has become a critical success factor for food companies and is driving many initiatives such as category management. Food companies with category leadership positions and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.

     Consumer demand for food products in the United States is being strongly influenced by the growth of the "baby boomer" population. The changing lifestyles and needs of these individuals --- now between the ages of 31 and 50 --- have driven the introduction of nutritious foods that are convenient to prepare and provide quick family meal alternatives. The primary target market for convenience foods includes baby boomer parents and approximately 39 million children between the ages of 5 and 14.

     In addition to the U. S. market, certain international markets with above-average population growth and expanding economies offer substantial growth potential for the industry, especially for companies with existing international sales of popular U. S. brands. Moreover, the food service and private label markets provide alternative opportunities for growth by branded food companies.

                                    MARKETING


     The Company's marketing programs consist of advertising, consumer promotions and trade promotions. The Company's advertising program is comprised of television, newspaper and magazine advertising aimed at increasing consumer awareness of the Company's brands and building customer loyalty. Consumer promotions include targeted coupons and on-package offers designed to generate trial usage and increase purchase frequency. The Company's trade promotions focus on obtaining retail display support, achieving key price points and securing retail shelf space. The Company intends to continue to focus its marketing efforts towards building brand equity through consumer advertising and trial generating activities rather than trade spending and discounting.

                                  RAW MATERIAL


     The primary raw materials used in the Company's operations include tin cans, flour, meat, tomatoes, tuna, salmon, fruit and fruit-juice concentrates, beans and peanuts. All of the Company's raw materials are widely available from numerous suppliers, other than white albacore tuna processed by the Bumble Bee Business, for which there is limited worldwide supply and number of suppliers.

                                   TRADEMARKS


     The Company owns a number of registered trademarks, including Chef Boyardee, Bumble Bee, PAM, Franklin Crunch `n Munch, Polaner, Gulden's, Jiffy Pop, Dennison's, Luck's, Ranch Style, Ro*Tel, Campfire, Marshmallow Munchie, Wheatena, Maypo, Maltex and G. Washington's. Registration of the Chef Jr. trademark is pending. Management is not aware of any fact that would have a materially adverse impact on the continuing use of these trademarks.

                                   COMPETITION


     The food products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on brand recognition and loyalty, price, quality and convenience. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. A number of these competitors have broader product lines as well as substantially greater financial and other resources available to them.

                                    EMPLOYEES

     As of December 31, 1997, the Company employed approximately 6,415 people. Approximately 41% of the Company's employees are unionized. Approximately 56% of the unionized employees are represented by the United Food & Commercial Workers International Union (part of the AFL-CIO) and have collective bargaining agreements which extend into the year 2001. Approximately 14% of the unionized employees are represented by the Teamsters Union, whose contract expired in June, 1997. The Company and the Teamsters Union are renegotiating a collective bargaining agreement.

                      CERTAIN LEGAL AND REGULATORY MATTERS

     Food Safety and Labeling. The Company is subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration (FDA). This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. The Company is subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture. Although the Company has voluntarily recalled products from time to time in the past, no such recall has had a material effect on the Company's results of operations.

     A private interest group in California has sent notice to the Company maintaining that Bumble Bee Seafood, and others, are not in compliance with certain warning requirements of Proposition 65. Proposition 65 requires that products sold in California which contain certain chemicals listed by the State as being carcinogens, must be labeled with a warning. Specifically, the notice alleges that the Company and others have exposed members of the public to mercury, methyl mercury and/or other mercury compounds, without first giving warning to such persons in accordance with California Health and Safety Code
Section 25249.6. The Company is presently evaluating the merits of the claims underlying the notice. Should the Company be required to comply with the labeling requirements of Proposition 65, sales of tuna products in California may be adversely effected.

     The operations and products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions or monetary penalties. Management believes that the Company's facilities and practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard.

     Federal Trade Commission. The Company is subject to certain regulations by the Federal Trade Commission (FTC). Advertising of the Company's products is subject to regulation by the FTC pursuant to the Federal Trade Commission Act and the regulations promulgated thereunder.

     Employee Safety Regulations. The Company is subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

     Environmental. The Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental matters.

     The Company has responsibility for environmental, safety, and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The Company has been identified as a potentially responsibility party at one Superfund site. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes through its discussions with counsel and the United States Environmental Protection Agency that its proportionate share of any liability arising from such matters, or the resolution of any other pending or threatened litigation or claims, in the aggregate will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

     In 1995, the water treatment plant in Mayaguez, Puerto Rico that is 30% owned by the Company entered into a consent decree pursuant to which it agreed to implement remedial capital improvements to improve its waste-water discharge. The Company will be responsible for 30% of the costs of these improvements, which are not expected to be material to the Company. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, regulations and decrees, and liability for known environmental claims, will not have a material adverse effect on the Company's financial statements as a whole. However, future events, such as changes in existing laws and regulation or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

     Insurance. The Company maintains general liability, product liability, property, workers' compensation and other insurance in amounts and on terms that it believes are customary for companies similarly situated.

     Litigation. The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

                    RISK ASSOCIATED WITH BUSINESS ACTIVITIES

     Substantial Leverage. The Company is highly leveraged. At December 31, 1997, the Company had outstanding indebtedness of $1,010.0 million including $610.0 million under the Senior Bank Facilities and $400.0 million of the Company's Senior Subordinated Notes. A substantial portion of the cash flow from the Company's operations will be applied to the service of the Company's obligations in respect of its indebtedness for the foreseeable future. In addition to periodic interest payments, the Company is required to make semiannual repayments of the term loans under its Senior Bank Facilities and is further required to apply a portion of its excess cash flow to repay the loans thereunder.

     The Company's high degree of leverage could have important consequences to the holders of the Common Stock, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future, (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes, (iii) certain of the Company's borrowings are at variable rates of interest (including borrowings under the Senior Bank Facilities), which expose the Company to the risk of increased interest rates, (iv) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage and (v) the Company's substantial degree of leverage may limit its flexibility to implement its business strategy and adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or its business.

     The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness will depend on its financial and operating performance, which in turn will be subject to prevailing economic conditions and to certain financial, business and other factors beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for payment of its indebtedness in the future. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds that the Company could realize therefrom.

     Restrictive Debt Covenants. The Senior Bank Facilities and the indenture related to the Senior Subordinated Notes (the "Indenture") contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter in leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, the Company is required to comply with specified financial ratios and satisfy certain financial condition tests. The Company's ability to comply with such agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default under the Seniors Bank Facilities or the Indenture, which would permit the senior lenders or the holders of the Senior Subordinated Notes, as the case may be, to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest. If the Company were unable to repay its indebtedness to its senior lenders, such lenders could proceed against the collateral securing such indebtedness. If the indebtedness under the Senior Bank Facilities or the Senior Subordinated Notes were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company.

     General Risks of Food Industry. The food products manufacturing industry is subject to the risk of adverse changes in general economic conditions; adverse changes in local markets resulting in greater risks inherent in the limited shelf life of food products in case of oversupply; lack of attractiveness of a particular food product line after its novelty has worn off; evolving consumer preferences and nutritional and health-related concerns; federal, state and local food processing controls; consumer product liability claims; the risk of product tampering; and the availability and expense of insurance.

     Dependence on Raw Materials. The primary raw materials used in the Company's operations include tin cans, flour, meat, tuna, salmon, tomatoes, corn, fruit and fruit-juice concentrates, beans and peanuts. All of the Company's raw materials are generally available from numerous suppliers, other than white albacore tuna processed by the Bumble Bee Business, for which there is limited worldwide supply and number of suppliers. The prices of many of these raw materials are affected by, among other things, agricultural policies of the United States government and weather conditions. Movement in the price level of these raw materials can have a corresponding impact on finished product costs, and hence, gross margins. The ability of the Company to pass through increases in costs of raw materials to its customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which the Company operates.

     Implementation of Business Strategy; Strategic Acquisitions. The Company intends to pursue a business strategy of increasing sales and earnings in its core business through growing sales of existing brands and achieving cost savings. No assurance can be given that the Company will be successful in implementing this strategy.

     The Company also intends to pursue a business strategy of growth through strategic acquisitions. The Company cannot predict whether it will be successful in pursuing any acquisition opportunities or what the consequences of any acquisitions would be. No assurance can be given that any strategic acquisition will be consummated or that, if consummated, it will be successful. The Company's acquisition strategy involves numerous risks, including difficulties in the integration of the operations, systems and management of acquired businesses and the diversion of management's attention from other business concerns. Under the terms of the Senior Bank Facilities, the Company may be required to obtain the consent of the lenders in order to consummate acquisitions in certain circumstances. There can be no assurance as to whether, or the terms on which, the lenders would grant any such consent. Moreover, depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. There can be no assurance that the Senior Bank Facilities, the Indenture or any other loan agreement to which the Company may become a party will permit such additional financing, and there can be no assurance that any additional financing will be available on terms acceptable to the Company, or at all.

     Competition. The food products business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on brand recognition and loyalty, price, quality and convenience. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. A number of these competitors have broader product lines as well as substantially greater financial and other resources available to them and lower fixed costs, and there can be no assurance that the Company can compete successfully with such other companies. In addition, many of the Company's competitors may be substantially less leveraged. Competitive pressures or other factors could cause the Company's products to lose market share or result in significant price erosion, which could have a material adverse effect on the Company.

CONTROL BY PRINCIPAL STOCKHOLDER; RELATIONSHIP WITH PRINCIPAL STOCKHOLDER AND MANAGEMENT

     Hicks Muse and certain of its officers, employees and affiliates own or control a majority of the outstanding shares of Common Stock and, accordingly, will be able to (i) direct the election of a majority of the members of the Board of Directors of the Company and therefore direct the management and policies of the Company, (ii) practically determine the outcome of any corporate or other matter submitted to the Company's stockholders for approval, including any merger, consolidation, sale of all or substantially all of the Company's assets or "going private" transaction and (iii) prevent or cause a change of control of the Company. The interests of Hicks Muse may conflict with those of other shareholders of the Company. The Company acquired Productos Del Monte from an affiliate of Hicks Muse. In addition, certain officers and directors of the Company also serve as officers or directors of other portfolio companies of Hicks Muse. Service as a director or officer of both the Company and another company (other than a subsidiary of the Company) could create or appear to create potential conflicts of interest when the director or officer is faced with decisions that could have different implications for the Company and such other company. A conflict of interest could also exist with respect to allocation of the time and attention of persons who are officers of both the Company and one or more other companies. Under Delaware law, directors and officers have a fiduciary duty to act in good faith and in what they believe to be in the best interests of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which such directors or officers, or other companies with which they are affiliated, have an interest.

     Neither Hicks Muse or Mr. Metropoulos, the Chief Executive Officer, is restricted from acquiring or managing other companies in the food business, including companies that may be competitive with the Company. Hicks Muse has publicly stated that it expects to commit significant amounts of equity capital to acquire food and other branded consumer product companies in North America and Latin America that Mr. Metropoulos will help manage. There is no agreement requiring that any such acquisition opportunities be pursued through the Company. As a result, conflicts may exist between the Company on the one hand and Hicks Muse and Mr. Metropoulos on the other hand with respect to the allocation of corporate opportunities, including acquisition opportunities. No assurance can be given that any such conflicts will be resolved in favor of the Company.

GOVERNMENT REGULATION

     The Company's operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture and other state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of the Company's products and environmental compliance. The Company's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. The Company's advertising is subject to regulation by the Federal Trade Commission (FTC) pursuant to the Federal Trade Commission Act and regulations issued thereunder. In addition, the Company is subject to similar laws in foreign jurisdictions in which it conducts operations. The Company believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that the Company is in compliance with such laws and regulations or that it will be able to comply with any future laws and regulations. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

     The past and present business operations of the Company and the past and present ownership and operation of real property by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with such laws and regulations is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. No assurance can be given, however, that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.

TRADEMARKS

     The Company believes that its trademarks and other proprietary rights are important to its success and its competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. There can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violative of the trademarks and proprietary rights of others. Moreover, no assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the Company or that the Company will be able to successfully resolve such conflicts. In additions, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

PRODUCT LIABILITY; PRODUCT RECALLS

     The Company may be subject to significant liability should the consumption of any of its products cause injury, illness or death and may be required to recall certain of its products in the event of contamination or damage to the products. There can be no assurance that product liability claims will not be asserted against the Company or that the Company will not be obligated to recall its products. The Company has not historically incurred material expenditures in respect of product liability claims and is effectively self-insured against such liabilities. A product liability judgment against the Company or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

The Company operates the manufacturing plants described in the following table. All of these plants are owned by the Company, other than the Utah facility, which the Company leases under an operating lease with an initial term that expires in 1999 and containing a renewal option for an additional five year term. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate the Company's planned growth over the next five years.


        LOCATION                             SQUARE FEET                    PRODUCTS MANUFACTURED

     Milton, Pennsylvania                       895,400       Canned pasta, microwave products, mustard, glazed
                                                              popcorn, pizza kits, dinner kits and sauces
     Vacaville, California                      354,800       Canned pasta, microwave products, tomatoes with
                                                              green chilies, chili and tomato paste
     Mayaguez, Puerto Rico                      222,000       Canned tuna
     Irapuato, Mexico                           212,000       Catsup, canned vegetables and bottled salsa
     Clearfield, Utah                           210,000       Marshmallows and marshmallow crisp rice bars
     Fort Worth, Texas                          204,800       Beans and chili
     Seagrove, North Carolina                   198,000       Beans, vegetables, fruit and popcorn
     Rossville, Illinois                        193,000       Cooking spray and health and beauty aids
     Niagara Falls, Canada                      165,500       Canned pasta, pizza kits, dinner kits, sauces and glazed
                                                              popcorn
     Santa Fe Springs, California               122,000       Canned tuna
     Manta, Ecuador                              66,000       Canned tuna and tuna loins for processing in the
                                                              Company's Santa Fe Springs facility
     Highspire, Pennsylvania                     29,000       Cereals
     New Orleans, Louisiana                      18,000       Canned shrimp, crab and mackerel
     Wichita, Kansas                             14,600       Crisp rice


     In addition, the Company owns a 30% interest in a water treatment plant adjacent to its Puerto Rico processing plant.

The Company distributes its products in the United States through 26 distribution points, nine of which are owned by the Company and 17 of which are leased. The Company's distribution system uses a combination of common carrier trucking, Company trucks and inter-modal rail transport. In Canada, the Company operates six distribution points, one of which is Company-owned. In Mexico, Productos Del Monte operates five distribution centers. Management believes that the Company's sales and distribution network has the capacity to support substantial increases in volume.

The Company leases office space in Parsippany, New Jersey, San Diego, California and Greenwich, Connecticut under operating leases expiring in November 2006, April 2002 and October 2004, respectively.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's financial condition or results of operations.

A private interest group in California has sent notice to the Company maintaining that Bumble Bee Seafood, and others, are not in compliance with certain warning requirements of Proposition 65. Proposition 65 requires that products sold in California which contain certain chemicals listed by the State as being carcinogens, must be labeled with a warning. Specifically, the notice alleges that the Company and others have exposed members of the public to mercury, methyl mercury and/or other mercury compounds, without first giving warning to such persons in accordance with California Health and Safety Code
Section 25249.6. The Company is presently evaluating the merits of the claims underlying the notice. Should the Company be required to comply with the labeling requirements of Proposition 65, sales of tuna products in California may be adversely effected.

In the ordinary course of business, the Company enters into contracts for the purchase of certain of its raw materials and is involved in various pending or threatened litigation and claims. The Company has responsibility for environmental, safety, and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. The Company has been identified as a potentially responsible party at one Superfund site. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes through its discussion with counsel and the United States Environmental Protection Agency that its proportionate share of any liability arising from such matters, or the resolution of any other pending or threatened litigation or claims, in the aggregate will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

In 1995, the water treatment plant in Mayaguez, Puerto Rico that is 30% owned by the Company entered into a consent decree pursuant to which it agreed to implement remedial capital improvements to improve its waste-water discharge. The Company will be responsible for 30% of the costs of these improvements, which are not expected to be material to the Company.

Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, regulations and decrees, and liability for known environmental claims, will not have a material adverse effect on the Company's financial statements as a whole. However, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



     Prior to the Company's initial public offering, on October 24, 1997, the holders of shares of common stock of the Company, by written consent, unanimously approved (i) an amendment to the Company's certificate of incorporation that effected a 5.3292 for 1 reverse stock split, decreased the number of shares of the Company's capital stock, staggered the Board of Directors into three classes and implemented other stockholder protection measures (as set forth in the certificate of incorporation included as Exhibit
3.1 to this Report on Form 10-K) and (ii) and amendment to the company's 1997 Stock Option Plan to effect changes necessary for the plan to qualify for certain exemptions from the provisions of Section 16 under the Securities Exchange Act of 1934 and Section 162(m) of the Internal Revenue Code of 1986.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

Information regarding the Company's common stock and market price for the period from November 19, 1997 through December 31, 1997 is set forth on page 52 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the six years ended December 31, 1997 is set forth on page 51 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1997 is set forth on pages 25 through 28 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements comprising the consolidated balance sheets at December 31, 1997 and 1996, and the consolidated statements of income, stockholders' equity (deficiency), and cash flows, and notes to financial statements for each of the years in the three year period ended December 31, 1997 are set forth on pages 30 through 49 of the 1997 Annual Report and is incorporated herein by reference.

Selected quarterly financial data for the years ended December 31, 1997 and 1996 is set forth on page 50 of the 1997 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item has been previously reported.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's directors and executive officers is set forth on pages 3 through 5 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth on pages 6 and 7 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information regarding securities ownership of certain beneficial owners and management is set forth on pages 13 and 14 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth on pages 14 through 17 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)    1.  Financial Statements

           Independent Accountant's Reports for years ended December 31, 1997 and 1996.

           Consolidated Balance Sheets as of December 31, 1997 and 1996.

           Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

           Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1997 and 1996.

           Notes to Consolidated Financial Statements.

The foregoing Financial Statements are included in Part II, Item 8 of this Report and are set forth on pages 29 through 49 of the 1997 Annual Report and are incorporated herein by reference.

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)



(a)   2.  Financial Statement Schedules

          Report of Coopers & Lybrand L.L.P. Independent Accountants for the years ended December 31, 1997 and 1996**

          Report of Arthur Anderson LLP, Independent Public Accountants for the year ended December 31, 1995**

          Financial Statement Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)  3.   EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

   2.1*     - -     Agreement of Sale and Plan of Merger (the "Merger
                    Agreement") entered into among AHP subsidiary Holding
                    Corporation, American Home Food Products, Inc., AHFP Holding
                    Corporation and AHFP Acquisition Corporation dated as of
                    September 5, 1996+
   2.2*     - -     First Amendment to Agreement of Sale and Plan of Merger
                    dated as of October 31, 1996+
   3.1***   - -     Amended and Restated Certificate of Incorporation
   3.2***   - -     Bylaws of International Home Foods, Inc.

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

   4.1*     - -     Registration Rights Agreement made as of November 1, 1996 by and among International Home Foods, Inc. (formerly American
                    Home Food Products, Inc.), AHP Subsidiary Holding
                    Corporation and AHFP Holding Corporation
   4.2*     - -     Indenture dated as of November 1, 1996 between the Company and United States Trust Company of New York
   10.1*    - -     Transitional Services Agreement dated as of November 1, 1996 between American Home Products Corporation and International
                    Home Foods, Inc.
   10.2*    - -     Financial Advisory Agreement dated as of November 1, 1996 by and between International Home Foods, Inc. and Hicks, Muse &
                    Company Partners, L.P. ("HMCo")
   10.3***  - -     International Home Foods, Inc. 1997 Stock Option Plan
   10.4*    - -     Nonqualified Stock Option Agreement dated November 1, 1996 by and between International Home Foods, Inc. and C. Dean
                    Metropoulos
   10.5**** - -     Agreement and Plan of Merger dated March 10, 1998, by and
                    among the Company, IHF/GM Acquisition Corporation, IHF/GM
                    Holding Corporation and Grist Mill Co.
   10.6*    - -     Nonqualified Stock Option Agreement dated November 12, 1996 by and between International Home Foods, Inc. and M. L.
                    Lowenkron
   10.7*    - -     Nonqualified Stock Agreement dated November 12, 1996 by and between International Home Foods, Inc. and Roger T. Staubach
   10.8*    - -     Indemnification Agreement dated November 1, 1996 between
                    International Home Foods, Inc. and C. Dean Metropoulos,
                    together with a schedule identifying substantially identical documents and setting forth the material details in which
                    those documents differ from the foregoing documents
   10.9*    - -     Transition Services Agreement dated November 1, 1996 by and between the Company and American Home Products Corporation
   10.10*   - -     Monitoring and Oversight Agreement dated as of November 1,
                    1996 by and between International Home Foods, Inc. and
                    Hicks, Muse & Company Partners, L.P.
   10.11*   - -     Nonqualified Stock Option Agreement dated January 3, 1997, by and between International Home Foods, Inc. and L. Hollis
                    Jones
   10.12*   - -     Financial Advisory Agreement dated November 1, 1996 by and between the Company and Hicks, Muse & Company Partners, L.P.
   10.13*** - -     Nonqualified Stock Option Agreement by and between the
                    Company and John H. Bess
   10.14    - -     Not Used
   10.15*** - -     Agreement and Plan of Reorganization, dated October 1, 1997, between the Company and AHFP Holding Corporation
   10.16*** - -     Amended and Restated Jams Manufacturing Agreement, dated
                    March 3, 1997, between Roseland Manufacturing, Inc. and the
                    Company
   10.17*** - -     Asset Purchase and Sale Agreement, dated May 1, 1997, by and among Bumble Bee Seafoods, Inc., Bumble Bee International,
                    Inc., Commerce Distributing Company, Santa Fe Springs
                    Holding Company, the Company and Bumble Bee Acquisition
                    Corporation.
   10.18****- -     Credit Agreement, dated November 1, 1996, amended and
                    restated November 21, 1997, by and among the Company and the banks' signatory thereto.

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

   11.1**   - -     Statement Re: Computation of earnings per share
   12.1**   - -     Computation of Consolidated Ratio of Earnings to Fixed
                    Charges
   13.1**   - -     Annual Report
   21.1**   - -     Subsidiaries of the Company
   23.1**   - -     Consent of Coopers & Lybrand L.L.P., Independent
                    Accountants
   23.2**   - -     Consent of Arthur Anderson LLP, Independent Public
                    Accountants
   27.1**   - -     Financial Data Schedule


(b)   Reports on Form 8-K

          Dated March 16, 1998, under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

------------------
* Incorporated by reference to the Company's Registration Statement on Form S-4, dated February 19, 1997, File No. 333-18859
**       Filed herewith
*** Incorporated by reference to the Company's Registration Statement on Form S-1, dated September 24, 1997, File No. 333-36249
**** Incorporated by reference to the Company's Schedule 14D-1 and 13D dated March 17, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Parsippany, State of New Jersey.

                         INTERNATIONAL HOME FOODS, INC.


   March 31, 1998              By: /s/ C. DEAN METROPOULOS
   --------------                  --------------------------------------------
         Date                      C. Dean Metropoulos, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


            Signature                                  Capacity                                           Date
            ---------                                  --------                                           ----
      /s/  C. DEAN METROPOULOS
      -----------------------------       Chairman of the Board and Chief Executive                    March 31, 1998
      C. Dean Metropoulos                 Officer (Principal Executive Officer)

      /s/  N. MICHAEL DION
      -----------------------------       Chief Financial Officer                                      March 31, 1998
      N. Michael Dion                     (Principal Financial and Accounting Officer)

      /s/  L. HOLLIS JONES
      -----------------------------       Director                                                     March 31, 1998
      L. Hollis Jones

      /s/  THOMAS O. HICKS
      -----------------------------       Director                                                     March 31, 1998
      Thomas O. Hicks

      /s/  CHARLES W. TATE
      -----------------------------       Director                                                     March 31, 1998
      Charles W. Tate

      /s/  ALAN B. MENKES
      -----------------------------       Director                                                     March 31, 1998
      Alan B. Menkes

      /s/  MICHAEL J. LEVITT
      -----------------------------       Director                                                     March 31, 1998
      Michael J. Levitt

      /s/  M. L. LOWENKRON
      -----------------------------       Director                                                     March 31, 1998
      M. L. Lowenkron

      /s/  ROGER T. STAUBACH
      -----------------------------       Director                                                     March 31, 1998
      Roger T. Staubach

      /s/  JOHN R. MUSE
      -----------------------------       Director                                                     March 31, 1998
      John R. Muse


ITEM 14 (A)  2.  FINANCIAL STATEMENT SCHEDULES

REPORT OF COOPERS & LYBRAND L.L.P. INDEPENDENT ACCOUNTANTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996.

To the Board of Directors and Stockholders of International Home Foods, Inc.:

We have audited the accompanying consolidated balance sheets of International Home Foods, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Home Foods, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



                                                        Coopers & Lybrand L.L.P.
Parsippany, New Jersey
March 30, 1998

ITEM 14  (a) 2.  FINANCIAL STATEMENT SCHEDULE

REPORT OF ARTHUR ANDERSON LLP, INDEPENDENT PUBLIC ACCOUNTANTS FOR THE YEAR ENDED DECEMBER 31, 1995.

To American Home Products Corporation:

We have audited the accompanying combined statements of operations and parent company's investment and advances and cash flows of American Home Food Products identified in Notes 1 and 2 for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Home Food Products for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


Arthur Anderson LLP
New York, New York
October 11, 1996

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

   2.1*     - -     Agreement of Sale and Plan of Merger (the "Merger
                    Agreement") entered into among AHP subsidiary Holding
                    Corporation, American Home Food Products, Inc., AHFP Holding
                    Corporation and AHFP Acquisition Corporation dated as of
                    September 5, 1996+
   2.2*     - -     First Amendment to Agreement of Sale and Plan of Merger
                    dated as of October 31, 1996+
   3.1***   - -     Amended and Restated Certificate of Incorporation
   3.2***   - -     Bylaws of International Home Foods, Inc.
   4.1*     - -     Registration Rights Agreement made as of November 1, 1996 by and among International Home Foods, Inc. (formerly American
                    Home Food Products, Inc.), AHP Subsidiary Holding
                    Corporation and AHFP Holding Corporation
   4.2*     - -     Indenture dated as of November 1, 1996 between the Company and United States Trust Company of New York
   10.1*    - -     Transitional Services Agreement dated as of November 1, 1996 between American Home Products Corporation and International
                    Home Foods, Inc.
   10.2*    - -     Financial Advisory Agreement dated as of November 1, 1996 by and between International Home Foods, Inc. and Hicks, Muse &
                    Company Partners, L.P. ("HMCo")
   10.3***  - -     International Home Foods, Inc. 1997 Stock Option Plan
   10.4*    - -     Nonqualified Stock Option Agreement dated November 1, 1996 by and between International Home Foods, Inc. and C. Dean
                    Metropoulos
   10.5**** - -     Agreement and Plan of Merger dated March 10, 1998, by and
                    among the Company, IHF/GM Acquisition Corporation, IHF/GM
                    Holding Corporation and Grist Mill Co.
   10.6*    - -     Nonqualified Stock Option Agreement dated November 12, 1996 by and between International Home Foods, Inc. and M. L.
                    Lowenkron
   10.7*    - -     Nonqualified Stock Agreement dated November 12, 1996 by and between International Home Foods, Inc. and Roger T. Staubach
   10.8*    - -     Indemnification Agreement dated November 1, 1996 between
                    International Home Foods, Inc. and C. Dean Metropoulos,
                    together with a schedule identifying substantially identical documents and setting forth the material details in which
                    those documents differ from the foregoing documents
   10.9*    - -     Transition Services Agreement dated November 1, 1996 by and between the Company and American Home Products Corporation
   10.10*   - -     Monitoring and Oversight Agreement dated as of November 1,
                    1996 by and between International Home Foods, Inc. and
                    Hicks, Muse & Company Partners, L.P.
   10.11*   - -     Nonqualified Stock Option Agreement dated January 3, 1997, by and between International Home Foods, Inc and L. Hollis
                    Jones
   10.12*   - -     Financial Advisory Agreement dated November 1, 1996 by and between the Company and Hicks, Muse & Company Partners, L.P.
   10.13*** - -     Nonqualified Stock Option Agreement by and between the
                    Company and John H. Bess


   10.14    - -     Not Used
   10.15*** - -     Agreement and Plan of Reorganization, dated October 1, 1997, between the Company and AHFP Holding Corporation
   10.16*** - -     Amended and Restated Jams Manufacturing Agreement, dated
                    March 3, 1997, between Roseland Manufacturing, Inc. and the
                    Company
   10.17*** - -     Asset Purchase and Sale Agreement, dated May 1, 1997, by and among Bumble Bee Seafoods, Inc., Bumble Bee International,
                    Inc., Commerce Distributing Company, Santa Fe Springs
                    Holding Company, the Company and Bumble Bee Acquisition
                    Corporation.
   10.18****- -     Credit Agreement, dated November 1, 1996, amended and
                    restated November 21, 1997, by and among the Company and the banks' signatory thereto.
   11.1**   - -     Statement Re: Computation of earnings per share
   12.1**   - -     Computation of Consolidated Ratio of Earnings to Fixed
                    Charges
   13.1**   - -     Annual Report
   21.1**   - -     Subsidiaries of the Company
   23.1**   - -     Consent of Coopers & Lybrand L.L.P., Independent
                    Accountants
   23.2**   - -     Consent of Arthur Anderson LLP, Independent Public
                    Accountants
   27.1**   - -     Financial Data Schedule

------------------
* Incorporated by reference to the Company's Registration Statement on Form S-4, dated February 19, 1997, File No. 333-18859
**       Filed herewith
*** Incorporated by reference to the Company's Registration Statement on Form S-1, dated September 24, 1997, File No. 333-36249
**** Incorporated by reference to the Company's Schedule 14D-1 and 13D dated March 17, 1996