Form 10-Q
period 1998-03-31
INTERNATIONAL HOME FOODS INC
filed 1998-05-15
CIK 1027881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-18859

                                   ----------


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

       Registrant's telephone number, including area code: (973) 359-9920

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes [X]   No  [ ]

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at March 31, 1998 was 77,330,852.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q



                                                                                                    Page No.
                                                                                                    --------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Statements of Income                                                      3
          Three Months Ended March 31, 1998 and 1997

        Condensed Consolidated Balance Sheets                                                            4
          March 31, 1998 and December 31, 1997

        Condensed Consolidated Statements of Cash Flows                                                  5
          Three Months Ended March 31, 1998 and 1997

        Condensed Consolidated Statements of                                                             6
          Comprehensive Income
            Three Months Ended March 31, 1998 and 1997

        Notes to Condensed Consolidated Financial Statements                                             7

Item 2. Management's Discussion and Analysis of                                                         17
        Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                21

Signatures                                                                                              22

Exhibit 12.  Computation of Consolidated Ratio of                                                       24
                   Earnings to Fixed Charges

Exhibit 27.  Financial Data Schedule                                                                    25

                         INTERNATIONAL HOME FOODS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                      Three Months Ended
                                                                           March 31,

                                                                   1998             1997
                                                                   ----             ----
                                                                        (unaudited)


Net sales                                                       $   388,451      $   244,550
Cost of sales                                                       201,762          115,659
                                                                -----------      -----------
        Gross profit                                                186,689          128,891

Marketing expenses                                                   81,014           52,775
Selling, general, and administrative expenses                        51,441           38,669
                                                                -----------      -----------
       Income from operations                                        54,234           37,447

Interest expense                                                     22,087           25,907
Interest income and other, net                                          600              752
                                                                -----------      -----------
       Income before provision for income taxes                      32,747           12,292
Provision for income taxes                                           12,934            4,746
                                                                -----------      -----------
       Net income                                               $    19,813      $     7,546
                                                                ===========      ===========

Basic earnings per share (1):
       Net income                                               $      0.26      $      0.12
                                                                -----------      -----------
       Shares used in computing basic earnings per share         77,226,185       61,922,990
                                                                -----------      -----------

Diluted earnings per share (1):
       Net income                                               $      0.24      $      0.12
                                                                -----------      -----------
       Shares used in computing diluted earnings per share       81,078,048       61,922,990
                                                                -----------      -----------

(1) Per share and share amounts are restated to give effect to the 5.3292 for one reverse stock split on November 17, 1997.




     See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                 March 31,      December 31,
ASSETS                                                             1998            1997
                                                               -------------    ------------
                                                                (unaudited)
Current Assets:

      Cash and cash equivalents                                $    19,842       $    11,872
      Accounts receivable, net of allowances                       113,470           108,132
       Inventories                                                 218,488           220,565
      Prepaid expenses and other current assets                     23,309            16,661
      Deferred income taxes                                         21,102            21,102
                                                               -----------       -----------
          Total current assets                                     396,211           378,332

Property, plant and equipment, net                                 220,715           210,195
Intangible assets, net                                             324,410           308,846
Deferred income taxes                                              335,698           343,016
Other assets                                                        14,959            14,911
                                                               -----------       -----------
              Total assets                                     $ 1,291,993       $ 1,255,300
                                                               ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Due to banks                                             $    13,290       $    12,228
      Current portion of long-term debt                             33,900            27,400
      Revolving credit facility                                     50,000            40,000
      Accounts payable                                              48,267            38,871
      Accrued salaries, wages and benefits                          15,447            16,591
      Accrued advertising and promotion                             54,586            50,308
      Accrued interest                                              18,103             7,844
      Other accrued liabilities                                     31,712            36,954
                                                               -----------       -----------
              Total current liabilities                            265,305           230,196

Long-term debt                                                     922,400           942,600
Postretirement benefits obligation                                  20,272            19,545
Other noncurrent liabilities, primarily accrued royalties            1,952             2,079
                                                               -----------       -----------
              Total liabilities                                  1,209,929         1,194,420
                                                               -----------       -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY (1)

Preferred stock - par value $.01 per share; authorized,
      100,000,000 shares; no shares issued or outstanding      $        --       $        --
Common stock - par value $.01 per share; authorized,
      300,000,000 shares; issued and outstanding
      77,330,852 and 77,155,550 shares                                 773               772
Additional paid-in capital                                          54,165            52,202
Retained earnings                                                   31,097            11,284
Accumulated other comprehensive income (loss)                       (3,971)           (3,378)
                                                               -----------       -----------
              Total stockholders' equity                            82,064            60,880
                                                               -----------       -----------
      Total liabilities and stockholders' equity               $ 1,291,993       $ 1,255,300
                                                               ===========       ===========


(1) Per share and share amounts are restated to give effect to the 5.3292 for one reverse stock split on November 17, 1997.

See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                             Three Months Ended
                                                                                  March 31,
                                                                             1998           1997
                                                                             ----           ----
                                                                                 (unaudited)
OPERATING ACTIVITIES:
Net income                                                                 $ 19,813       $  7,546
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             8,363          6,865
    Deferred income taxes                                                     7,688          4,215
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                      (5,338)         3,343
    Inventories                                                               3,992         11,821
    Other current assets                                                     (6,648)         4,119
    Accounts payable                                                          9,396             87
    Accrued liabilities                                                       8,151         21,260
    Other                                                                     4,578        (10,168)
                                                                           --------       --------
       Net cash provided by operating activities                             49,995         49,088
                                                                           --------       --------

INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                                    (5,984)        (4,930)
    Purchase of businesses, net of cash acquired                            (34,463)            --
                                                                           --------       --------
        Net cash used in investing activities                               (40,447)        (4,930)
                                                                           --------       --------

FINANCING ACTIVITIES:
    Increase (Decrease) in due to banks                                       1,062         (5,362)
    Repayment of long-term debt                                             (13,700)       (13,000)
    Borrowings from revolving credit facility                                35,000             --
    Repayment of borrowings from revolving credit facility                  (25,000)            --
    Payment to minority stockholder                                              --        (16,556)
    Proceeds from exercise of stock options                                   1,967             --
                                                                           --------       --------
        Net cash used in financing activities                                  (671)       (34,918)
                                                                           --------       --------

Effect of exchange rate changes on cash                                        (907)            (3)

Increase in cash and cash equivalents                                         7,970          9,237

Cash and cash equivalents at beginning of period                             11,872         45,859
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $ 19,842       $ 55,096
                                                                           ========       ========

Cash paid during the period for:
    Interest                                                                 11,466         10,369
    Income taxes                                                              3,395            625


See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                            Three Months Ended
                                                                  March 31,

                                                           1998              1997
                                                           ----              ----

                                                                 (unaudited)

Net income                                                 $ 19,813       $  7,546

Other comprehensive income, net of tax:
    Foreign currency translation                               (593)          (135)
                                                           --------       --------

      Total other comprehensive income (loss)                  (593)          (135)
                                                           --------       --------

Comprehensive income                                       $ 19,220       $  7,411
                                                           ========       ========










See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



1.       ACCOUNTING POLICIES

         Interim Financial Statements

         In the opinion of International Home Foods, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Accumulated Other Comprehensive Income (Loss)

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which required the Company to reclassify, for financial reporting purposes only, certain amounts shown below which were previously included as a separate component of stockholders' equity, and are now reported as Accumulated other comprehensive income
         (loss) on the Condensed Consolidated Balance Sheets. Pursuant to SFAS 130, the following amounts are included in Accumulated other comprehensive income (loss) at March 31, 1998 and December 31, 1997:

                                                          March 31,        December 31,
                                                            1998              1997
                                                          --------          --------
         Foreign currency translation                      $(3,971)          $(3,378)
                                                           -------           -------
             Accumulated other comprehensive
                income (loss)                              $(3,971)          $(3,378)
                                                           =======           =======

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



         Accumulated Other Comprehensive Income (Loss) Continued

         The changes in other comprehensive income (loss), and the related tax effects, are as follows:


                                                                        Amount
                                                Amount     Income Tax   Net of
                                             Before Taxes    Benefit    Taxes
                                             ------------  ----------  --------
         For the three months ended
           March 31, 1998

           Foreign currency translation         $(963)       $ 370      $(593)
                                                -----        -----      -----
             Total other comprehensive
               income (loss)                    $(963)       $ 370      $(593)
                                                =====        =====      =====

         For the three months ended
           March 31, 1997

           Foreign currency translation         $(135)       $  --      $(135)
                                                -----        -----      -----
            Total other comprehensive
              income (loss)                     $(135)       $  --      $(135)
                                                =====        =====      =====

2.       DESCRIPTION OF BUSINESS, MERGER, AND ACQUISITION

         Background and Basis of Presentation

         The Company was previously an indirect wholly-owned subsidiary of American Home Products Corporation ("American Home Products"). On September 5, 1996, American Home Products entered into an agreement pursuant to which an affiliate ("Hicks Muse Holding") of Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Hicks Muse") acquired (the "IHF Acquisition") an 80% interest in the Company. The IHF Acquisition was consummated on November 1, 1996.

         In connection with the IHF Acquisition, the Company received equity financing of $264,000 from Hicks Muse Holding and incurred indebtedness of approximately $1,070,000. These aggregate proceeds were used, in part, to (i) effect a $264,000 distribution to American Home Products,
         (ii) redeem shares of the Company's common stock held by American Home Products for approximately $962,000, and (iii) pay fees and expenses incurred in connection with the IHF Acquisition. Immediately following consummation of the IHF Acquisition, including the redemption effected in connection therewith, Hicks Muse Holding and American Home Products beneficially owned 80% and 20%, respectively, of the Company's outstanding shares of common stock. In connection with the Company's initial public offering of common stock consummated in November 1997, both of these ownership percentages have decreased.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




         Background and Basis of Presentation (Continued)

         The IHF Acquisition was accounted for as a leveraged recapitalization. Accordingly, the Company's assets and liabilities retained their historical bases for financial reporting purposes. For tax purposes, the IHF Acquisition was treated as a taxable business combination resulting in a "step-up" in the tax bases of the Company's assets and liabilities.

         Immediately after the IHF Acquisition and effective November 1, 1996, the Company acquired Heritage Brands Holdings, Inc. and subsidiaries ("Heritage") from an affiliate of Hicks Muse for approximately $70,800, including the assumption of approximately $40,800 of debt which was repaid immediately following consummation of the acquisition, in a transaction accounted for using the purchase method of accounting. The excess of the purchase price of Heritage over the fair value of assets acquired and liabilities assumed resulted in goodwill and other intangible assets of approximately $59,100 which are being amortized over 20 years.

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

         Business

         The Company operates in one business segment which manufactures and markets a diversified portfolio of shelf-stable food products including entrees, side dishes, spreadable fruit products, snacks and canned fish, among others. The Company sells its products primarily in the United States, Canada and Mexico, and is not dependent on any single or major group of customers for its sales.

3.       INVENTORIES

         Inventories consist of:             March 31,   December 31,
                                               1998          1997
                                            ----------- -------------
         Raw materials                       $ 52,664      $ 46,127
         Work in progress                      16,314        20,770
         Finished goods                       149,510       153,668
                                             --------      --------
              Total                          $218,488      $220,565
                                             ========      ========

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



4.       INCOME TAXES

         For federal and state income tax purposes, the IHF Acquisition (Note 2) is a taxable business combination and is a qualified stock purchase. The buyer and seller have elected jointly to treat the IHF Acquisition as an asset acquisition under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. A preliminary allocation of the purchase price to the tax bases of assets and liabilities based on their respective estimated fair values at November 1, 1996 was made for income tax purposes. During 1997, finalization of the purchase price allocation resulted in an increase of $2,220 in additional paid-in capital. In connection with the IHF Acquisition, the Company recorded a deferred tax asset related to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to additional paid-in capital.

         Historically, the Company has generated operating income and realization of the deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income which management believes is more likely than not. The Company anticipates future taxable income sufficient to realize the recorded deferred tax assets. Future taxable income is based on management's forecasts of the operating results of the Company and there can be no assurance that such results will be achieved.

         Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

         The Company intends to permanently reinvest the undistributed earnings of the Canadian operations; accordingly, deferred income taxes, which would not be significant, have not been provided for the repatriation of such undistributed earnings.

5.       COMMITMENTS AND CONTINGENCIES

         The Company has ongoing royalty arrangements with several parties, primarily representing licensing agreements for its wet spices business and for the use of characters in the Company's canned pasta business. The accompanying condensed consolidated statements of income include royalty costs which amounted to $107 and $528 for the three months ended March 31, 1998 and 1997, respectively.

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

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



         Commitments and Contingencies (Continued)

         Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, regulations and decrees and liability for known environmental claims, will not have a material adverse effect on the Company's financial statements as a whole. However, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

         In the ordinary course of business, the Company enters into contracts for the purchase of certain of its raw materials and is involved in various pending or threatened litigation and claims. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that any liability arising from, or the resolution of any pending or threatened litigation or claims, in the aggregate will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     6.  RELATED PARTY TRANSACTIONS

         Effective November 1, 1996, the Company entered into a 10-year monitoring and oversight agreement with an affiliate of its majority stockholder. The agreement provides for an annual fee of the greater of $1,000 or 0.1% of the budgeted consolidated net sales of the Company for the current year. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5% of the transaction value, as defined, for each add-on transaction, as defined. The Company incurred monitoring and oversight fees of $400 and $250 and financial advisory fees of $744 and $0 for the three months ended March 31, 1998 and 1997, respectively.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



7.       GUARANTOR FINANCIAL DATA

         The Company's Senior Subordinated Notes are fully unconditionally guaranteed by each of the Company's subsidiaries on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning each of the subsidiary guarantors because management has determined that such information is not material to the holders of the Senior Subordinated Notes. Presented below is summarized combined financial information of the subsidiary guarantors:

                                                          March 31, 1998      December  31, 1997
                                                          --------------      ------------------
                                                           (unaudited)
         Current assets                                      $270,796            $262,531

         Noncurrent assets                                    444,942             426,396

         Current liabilities                                   93,865              80,108

         Noncurrent liabilities                               277,753             269,591


                                                             For the Three Months Ended
                                                          March 31, 1998      March 31, 1997
                                                          --------------      --------------
                                                                       (unaudited)
         Net sales                                          $ 176,415            $ 37,363

         Gross profit                                          62,226              15,632

         Net income                                             5,666                  71


         Net cash provided by                                  18,616              15,085
                operating activities

         Net cash used in                                      (3,924)             (1,837)
                investing activities

         Net cash used in                                     (12,950)            (12,326)
                financing activities

8.       IMPACT OF RECENT ACCOUNTING STANDARDS

         In June 1997, SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the reporting requirements of this statement and the impact on its existing segment reporting.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



         Impact of Recent Accounting Standards (Continued)

         In February 1998, SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued to standardize employers' disclosures about pension and other postretirement benefit plans. This Statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of adoption of this Statement on its financial statements, and anticipates compliance in 1998.

         On March 4, 1998 Statement of Position (SOP) No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", was issued. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company is currently evaluating the impact of adoption of this SOP on its financial statements, and anticipates compliance in 1999.

9.       ACQUISITIONS

         Effectively July 1, 1997, the Company consummated the acquisition of substantially all of the assets (the "Assets") of Bumble Bee Seafoods, Inc. and its wholly-owned subsidiaries, Bumble Bee International, Inc., Santa Fe Springs Holding Company and Commerce Distributing Company (collectively, the "Sellers"), pursuant to the terms of an Asset Purchase and Sale Agreement dated as of May 1, 1997 (the "Agreement") by and among the Sellers, the Company and its wholly-owned subsidiary, Bumble Bee Acquisition Corporation. The aggregate consideration paid for the Assets was approximately $163,000 in cash and the assumption of certain liabilities of the Sellers, including trade payables and certain accrued liabilities. The Assets consist primarily of inventory, accounts receivable, property, plant and equipment and trademarks formerly used by the Sellers for the processing and marketing of canned seafood products, principally tuna and salmon, including processing facilities in Puerto Rico, Ecuador and California. The transaction was approved by an order of the Federal Bankruptcy Court for the Southern District of California on June 19, 1997, as part of the bankruptcy proceedings of the Sellers. The Company financed the purchase of the Assets with approximately $110,000 borrowings under its Senior Bank Facilities and the balance of the purchase price from the Company's available cash balances as of the date of the closing.

         On October 1, 1997, the Company acquired Productos Del Monte (PDM) from an affiliate of Hicks Muse for 3,127,415 shares of Common Stock. The shares issued for PDM were valued at their estimated fair value of approximately $40,000, which approximated the purchase price that the Hicks Muse affiliate paid for PDM in 1996. PDM is a leading manufacturer and marketer of branded catsup, canned vegetables and bottled salsa in Mexico. The acquisition of PDM was treated as a combination of

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



         Acquisitions (Continued)

         entities under common control. Accordingly, the historical accounting values of PDM were carried over for financial accounting purposes. In February 1998, the Company received $5,000 in settlement of a dispute between the Hicks Muse affiliate and PDM's former owners. The settlement has been recorded as a reduction of the purchase price paid by the Hicks Muse affiliate.

         On October 1, 1997, the Company acquired all of the stock of Creative Products, Inc. of Rossville ("Creative Products") for approximately $52,000 in cash. Creative Products is the leading manufacturer of cooking spray sold to private label customers and food service operators. In addition, Creative Products manufactures on a contract basis a number of health and beauty aid products, including hair mousses, hair sprays and deodorants. On November 21, 1997 the Company acquired substantially all of the assets of Orleans Seafood, Inc. for $26,900, including transaction fees. Orleans is a specialty canned seafood manufacturer and marketer. The acquisitions were funded through borrowings under the Company's Senior Bank Facilities.

         On March 9, 1998, the Company, through its Canadian subsidiary, International Home Foods (Canada), Inc., purchased certain assets relating to the Puritan stews and canned meats business from Unilever's
         T. J. Lipton Canada division for a total purchase price of approximately $35.2 million ($CN 50.8 million). The Company entered into a Canadian dollar forward contract on January 26, 1998 to hedge the purchase of the Puritan acquisition. The gain on the transaction (approximately $600) was recorded as a reduction of the cost of the acquisition. The acquisition was funded with borrowings under the Company's revolving credit facility. Puritan is the largest processor and marketer of canned stews and meats in Canada, with products marketed under the Puritan and Fraser Farms brand names.

         The excess of cost over fair value of net assets acquired for the above acquisitions will be amortized over 40 years. The information below includes non-cash investing and financing activities supplemental to the consolidated statements of cash flows.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



Acquisitions (Continued)

These acquisitions have been accounted for using the purchase method of accounting, and the operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisition. A summary of the excess of cost over fair value of net assets acquired resulting from preliminary purchase price allocations for the acquisitions is as follows:


                                      Bumble Bee       Productos       Creative         Orleans
                                    Seafoods, Inc.     Del Monte     Products, Inc.   Seafoods, Inc.   Puritan
Cost of acquisition, including
     transaction fees                   $163,058        $40,000 (1)     $ 51,924        $ 26,920       $ 35,207
Less:  acquired assets:
     Current assets                       94,129         24,903           12,858          12,866          3,586
     Property, plant and equipment        18,986          4,210            4,133             215          6,473
     Intangible assets including
          tradenames                      20,941         21,077               --             810             --
     Other assets                          2,718             --               18              --             --
Add:  Liabilities assumed                 36,169         10,190            4,253             557             --
                                        --------       --------         --------        --------       --------
Excess of cost over net assets
     acquired                           $ 62,453       $       (1)       $39,168        $ 13,586       $ 25,148
                                        ========       ========         ========        ========       ========


(1) Productos Del Monte was acquired from an entity under common control and accordingly, the historical values were carried over for financial accounting purposes.

The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Bumble Bee and the Other Acquisitions (PDM, Creative Products and Orleans Seafood) had occurred as of the beginning of 1997:


                                    For the Three Months Ended
                                           March 31, 1997
                               -----------------------------------------
                                                Other
                               Bumble Bee    Acquisitions        Total
                               -----------------------------------------
Net sales                      $ 334,610       $ 27,725        $ 362,335

Net income                     $   3,564       $  1,528        $   5,092

Earnings per share:
     Basic                     $    0.06       $   0.02        $    0.08
     Diluted                   $    0.06       $   0.02        $    0.08

The proforma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future. The acquisition of Puritan was not significant, and accordingly proforma financial information has not been provided.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



10.      EARNINGS PER SHARE

         Basic Earnings Per Share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if options to issue common stock are assumed to be exercised or converted into common stock.

         The EPS computations are based on the following amounts:



                                                                    For the
                                                               Three Months Ended
                                                                    March 31,
                                                          -----------------------------

                                                              1998              1997
                                                              ----              ----
         Basic EPS computation:
              Net income available to common shares       $    19,813       $     7,546
              Average number of shares outstanding         77,226,185        61,922,990
              Basic earnings per share                    $      0.26       $      0.12

         Diluted EPS computation:
              Net income available to common shares       $    19,813       $     7,546
              Average number of shares outstanding         77,226,185        61,922,990
              Effect of dilutive stock options              3,851,863                --
                                                          -----------       -----------
              Total number of shares outstanding           81,078,048        61,922,990
              Diluted earnings per share                  $      0.24       $      0.12


11.      SUBSEQUENT EVENTS

         On April 14, 1998 the Company completed the acquisition of Grist Mill Co. The total value of the transaction is approximately $105 million. The Company financed the acquisition with borrowings under its existing revolving credit facility. Grist Mill is a manufacturer and distributor of store brand and value-priced branded food products including ready-to-eat cereals, fruit snacks, granola bars, fruit-filled cereal bars, crisp rice marshmallow bars and preformed pie crusts. For the fiscal year ended May 31, 1997, Grist Mill reported net income of $2.8 million on sales of $108.5 million. For the nine-month period ended February 28, 1998, Grist Mill reported net income of $4.0 million on sales of $79.9 million.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Three Months Ended March 31, 1998 and 1997.

NET SALES - The Company's net sales were $388.5 million for the three months ended March 31, 1998 as compared to $244.6 million in the comparable 1997 quarter, an increase of $143.9 million, or 58.8%. Approximately $111.2 million, $14.1 million, $13.5 million, $5.4 million and $1.4 million of the increase was related to Bumble Bee Seafood, Creative Products, Productos Del Monte, Orleans Seafood and Puritan sales, respectively, which were not reflected in the 1997 amounts, offset by $1.7 million of lower sales of the Company's existing brands, due primarily to the timing of product and promotional program initiatives scheduled for launch in the spring and fall of 1998.

COST OF GOODS SOLD - Cost of goods sold was $201.8 million for the three months ended March 31, 1998 as compared to $115.7 million in the comparable 1997 quarter. Expressed as a percentage of net sales, cost of goods sold increased to 51.9% from 47.3% in 1997. This was primarily attributable to the inclusion of the 1997 acquisitions as compared to the Company's historical margins. Excluding the 1997 acquisitions, cost of sales declined to 42.6% of net sales from 47.3% of net sales in 1997. This decline in cost of goods sold as a percentage of net sales primarily resulted from the continuing overall reductions in the Company's manufacturing costs, which reflect management's continuing cost reduction initiatives.

TOTAL MARKETING EXPENSES - Total marketing expenses increased to $81.0 million for the three months ended March 31, 1998 as compared to $52.8 million in 1997. Expressed as a percentage of net sales, total marketing expenses decreased to 20.9% from 21.6% from the comparable 1997 period. The increase of $28.2 million was attributable to the inclusion of the newly acquired Companies in 1997, primarily Bumble Bee Seafood ($22.2 million), Productos Del Monte ($2.3 million), Orleans Seafood ($0.5 million) and Creative Products ($0.3 million) as well as higher media expenditures in 1998 for existing brands ($7.0 million, primarily Canned Pasta, Chef Jr., Dennisons, Pam and Polaner), offset by lower consumer and other marketing expenses ($4.1 million).

TOTAL OTHER OPERATING EXPENSES - Other operating expenses were $51.4 million for the three months ended March 31, 1998 as compared to $38.7 million in 1997. Total other operating expenses as a percentage of net sales declined to 13.2% in the three months ended March 31, 1998 from 15.8% in the comparable 1997 quarter, primarily reflecting management's cost reduction initiatives.

INTEREST EXPENSE - Interest expense for the three months ended March 31, 1998 was $22.1 million as compared to $25.9 million for the comparable 1997 period. The decrease in interest expense reflects a lower outstanding debt balance during the quarter ended March 31, 1998 as compared to the comparable 1997 quarter as well as a lower weighted average interest rate for the period.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations



PROVISION FOR INCOME TAXES - Income taxes increased to $12.9 million for the three months ended March 31, 1998 from $4.7 million in 1997 due to higher income before taxes. The effective tax rate increased to 39.5% in 1998 from 38.6% in 1997 due to the impact of non-deductible goodwill and foreign taxes relating to acquisitions that were not reflected in the 1997 amounts. The Company anticipates sufficient future income to realize deferred tax assets recorded at March 31, 1998. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

NET INCOME - For the three month period ended March 31, 1998, net income increased by $12.3 million over the comparable 1997 period, primarily reflecting the factors discussed above.

Basic earnings per share were $0.26 and $0.12 for the three months ended March 31, 1998 and 1997, respectively, and diluted earnings per share were $0.24 and $0.12 for the three months ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - Net cash provided by operating activities for the three months ended March 31, 1998 was $50.0 million, or $0.9 million higher than the comparable 1997 period due to higher net income ($12.3 million), additional depreciation and amortization ($1.5 million) and deferred income taxes ($3.5 million), offset by changes in assets and liabilities ($16.4 million).

The Company through its Canadian subsidiary, International Home Foods (Canada), Inc., purchased substantially all of the assets relating to the Puritan stews and canned meats business from Unilever's T. J. Lipton Canada division for approximately $34.5 million, and invested $6.0 million in capital expenditures in the three month period ended March 31, 1998, an increase of $1.1 million over the comparable 1997 period.

Cash used in financing activities was $0.7 million for the three month period ended March 31, 1998, compared to $34.9 million in the comparable 1997 period. The Company borrowed $35.0 million to fund the Puritan acquisition and repaid $25.0 million and $13.7 million under the terms of its Revolving Credit Facility and its Senior Bank Facilities, respectively.

Management believes that cash generated from operations and borrowings under the Senior Bank Facilities will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or issue equity securities. There can be no assurance that additional debt or equity will be available to the Company, or if available, will be on terms acceptable to the Company.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations



FINANCIAL INSTRUMENTS AND RISK MANAGEMENT STRATEGIES

The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness is subject to either fixed interest rate or interest rate protection through December 1998. Accordingly, the Company entered into an interest rate collar transaction that became effective on September 8, 1997 and expires on December 8, 1998. The notional amount of the collar is $135,000 with the cap set at 8% and the floor set at 5.25%.

IMPACT OF RECENT ACCOUNTING STANDARDS

In June 1997, SFAS 130, "Reporting Comprehensive Income", was issued to establish standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires disclosure of the components of comprehensive income including, among other things, foreign currency translation adjustments, minimum pension liability items and unrealized gains and losses on certain investments in debt and equity securities. The Company adopted the provisions of this statement in the first quarter of 1998.

In June 1997, SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. Historically, the Company reported one business segment which manufactures and markets a diversified portfolio of shelf-stable food products. The Company is currently evaluating the reporting requirements of SFAS 131 and the impact on its existing segment reporting.

In February 1998, SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued to standardize employers' disclosures about pension and other postretirement benefit plans. This Statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of adoption of this Statement on its financial statements, and anticipates compliance in 1998.

On March 4, 1998 Statement of Position (SOP) No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", was issued. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company is currently evaluating the impact of adoption of this SOP on its financial statements, and anticipates compliance in 1999.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations




SUBSEQUENT EVENT

On April 14, 1998 the Company completed the acquisition of Grist Mill Co. The Company financed the acquisition with borrowings under its existing revolving credit facility. Grist Mill is a manufacturer and distributor of store brand and value-priced branded food products including ready-to-eat cereals, fruit snacks, granola bars, fruit-filled cereal bars, crisp rice marshmallow bars and preformed pie crusts. For the fiscal year ended May 31, 1997, Grist Mill reported net income of $2.8 million on sales of $108.5 million. For the nine-month period ended February 28, 1998, Grist Mill reported net income of $4.0 million on sales of $79.9 million.

                         INTERNATIONAL HOME FOODS, INC.


                                     PART II



ITEM 6          EXHIBITS AND REPORT ON FORM 8-K
                -------------------------------

      (a)       Exhibits:

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

                                  International Home Foods, Inc.
                                         (Registrant)


Date:     May 15, 1998             /S/ C. DEAN METROPOULOS
                                  ------------------------------------
                                  C. Dean Metropoulos
                                  Chairman of the Board and
                                  Chief Executive Officer

Date:     May 15, 1998            /S/ N. MICHAEL DION
                                  -------------------------------------
                                  N. Michael Dion
                                  Senior Vice President and
                                  Chief Financial Officer

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                        EXHIBIT
     ------                        -------


       12          Computation of Consolidated Ratio of Earnings to
                   Fixed Charges

       27          Financial Data Schedule