Form 10-K405/A
period 1997-12-31
INTERNATIONAL HOME FOODS INC
filed 1998-07-27
CIK 1027881

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                  FORM 10-K/A

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

                                                       Aggregate market value
                                  Outstanding at     held by non-affiliates at
    Class                       February 28, 1998       February 28, 1998
    -----                       -----------------       -----------------

Common stock, par value $0.01      77,246,603              $659,173,311

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated into Part I and Part II.

2. Portions of the registrant's Proxy Statement to be furnished in connection with the 1998 Annual Meeting of Stockholders are incorporated into Part III.

                               TABLE OF CONTENTS



 PART II                                                                                               Page Number
   Item 6.     Selected Financial Data                                                                         1

   Item 7.     Management's Discussion and Analysis of Financial Condition and                                 1
               Results of Operations

   Item 8.     Financial Statements and Supplementary Data                                                     1



PART III

   Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 2

                                    PART II


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

                                  PART III




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

(a)  3.     EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
         2.1*    - -      Agreement of Sale and Plan of Merger (the "Merger Agreement") entered into among AHP subsidiary
                          Holding Corporation, American Home Food Products, Inc., AHFP Holding Corporation and AHFP
                          Acquisition Corporation dated as of September 5, 1996+
         2.2*    - -      First Amendment to Agreement of Sale and Plan of Merger dated as of October 31, 1996+
         3.1***  - -      Amended and Restated Certificate of Incorporation
         3.2***  - -      Bylaws of International Home Foods, Inc.

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                            FORM 8-K (Continued)


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
         4.1*      - -    Registration Rights Agreement made as of November 1, 1996 by and among International Home
                          Foods, Inc. (formerly American Home Food Products, Inc.), AHP Subsidiary Holding Corporation
                          and AHFP Holding Corporation
         4.2*      - -    Indenture dated as of November 1, 1996 between the Company and United States Trust Company of
                          New York
         10.1*     - -    Transitional Services Agreement dated as of November 1, 1996 between American Home Products
                          Corporation and International Home Foods, Inc.
         10.2*     - -    Financial Advisory Agreement dated as of November 1, 1996 by and between International Home
                          Foods, Inc. and Hicks, Muse & Company Partners, L.P. ("HMCo")
         10.3***   - -    International Home Foods, Inc. 1997 Stock Option Plan
         10.4*     - -    Nonqualified Stock Option Agreement dated November 1, 1996 by and between International Home
                          Foods, Inc. and C. Dean Metropoulos
         10.5****  - -    Agreement and Plan of Merger dated March 10, 1998, by and among the Company, IHF/GM Acquisition
                          Corporation, IHF/GM Holding Corporation and Grist Mill Co.
         10.6*     - -    Nonqualified Stock Option Agreement dated November 12, 1996 by and between International Home
                          Foods, Inc. and M. L. Lowenkron
         10.7*     - -    Nonqualified Stock Agreement dated November 12, 1996 by and between International Home Foods,
                          Inc. and Roger T. Staubach
         10.8*     - -    Indemnification Agreement dated November 1, 1996 between International Home Foods, Inc. and C.
                          Dean Metropoulos, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing documents
         10.9*     - -    Transition Services Agreement dated November 1, 1996 by and between the Company and American
                          Home Products Corporation
         10.10*    - -    Monitoring and Oversight Agreement dated as of November 1, 1996 by and between International
                          Home Foods, Inc. and Hicks, Muse & Company Partners, L.P.
         10.11*    - -    Nonqualified Stock Option Agreement dated January 3, 1997, by and between International Home
                          Foods, Inc. and L. Hollis Jones
         10.12*    - -    Financial Advisory Agreement dated November 1, 1996 by and between the Company and Hicks, Muse
                          & Company Partners, L.P.
         10.13***  - -    Nonqualified Stock Option Agreement by and between the Company and John H. Bess
         10.14     - -    Not Used
         10.15***  - -    Agreement and Plan of Reorganization, dated October 1, 1997, between the Company and AHFP
                          Holding Corporation
         10.16***  - -    Amended and Restated Jams Manufacturing Agreement, dated March 3, 1997, between Roseland
                          Manufacturing, Inc. and the Company
         10.17***  - -    Asset Purchase and Sale Agreement, dated May 1, 1997, by and among Bumble Bee Seafoods, Inc.,
                          Bumble Bee International, Inc., Commerce Distributing Company, Santa Fe Springs Holding
                          Company, the Company and Bumble Bee Acquisition Corporation.
         10.18**** - -    Credit Agreement, dated November 1, 1996, amended and restated November 21, 1997, by and among the Company and the banks' signatory thereto.

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                              FORM 8-K (Continued)


         11.1**  - -      Statement Re:  Computation of earnings per share
         12.1**  - -      Computation of Consolidated Ratio of Earnings to Fixed Charges
         13.1**  - -      Annual Report
         21.1**  - -      Subsidiaries of the Company
         23.1**  - -      Consent of Coopers & Lybrand L.L.P., Independent Accountants
         23.2**  - -      Consent of Arthur Andersen LLP, Independent Public Accountants
         27.1**  - -      Financial Data Schedule


(b) Reports on Form 8-K

         Dated March 16, 1998, under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

------------------------------------


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

                               INTERNATIONAL HOME FOODS, INC.


   July 27, 1998                 By:/s/  C. Dean Metropoulos
   -------------                    -------------------------------------
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

            Signature                                      Capacity                                   Date
            ---------                                      --------                                   ----
  /s/ C. Dean Metropoulos               Chairman of the Board and Chief Executive                 July 27, 1998
-------------------------------         Officer (Principal Executive Officer)
      C. Dean Metropoulos

  /s/ N. Michael Dion                   Chief Financial Officer                                    July 27, 1998
-------------------------------         (Principal Financial and Accounting Officer)
      N. Michael Dion

  /s/ L. Hollis Jones                   Director                                                   July 27, 1998
-------------------------------
      L. Hollis Jones

  /s/ Thomas O. Hicks                   Director                                                   July 27, 1998
-------------------------------
      Thomas O. Hicks

  /s/ Charles W. Tate                   Director                                                   July 27, 1998
-------------------------------
      Charles W. Tate

  /s/ Alan B. Menkes                    Director                                                   July 27, 1998
-------------------------------
      Alan B. Menkes

  /s/ Michael J. Levitt                 Director                                                   July 27, 1998
-------------------------------
      Michael J. Levitt

  /s/ M. L. Lowenkron                   Director                                                   July 27, 1998
-------------------------------
      M. L. Lowenkron

  /s/ Roger T. Staubach                 Director                                                   July 27, 1998
-------------------------------
      Roger T. Staubach

  /s/ John R. Muse                      Director                                                   July 27, 1998
-------------------------------
      John R. Muse

ITEM 14 (a)  2.  FINANCIAL STATEMENT SCHEDULES

REPORT OF COOPERS & LYBRAND L.L.P. INDEPENDENT ACCOUNTANTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996.

To the Board of Directors and Stockholders of International Home Foods, Inc.:

We have audited the accompanying consolidated balance sheets of International Home Foods, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 1997 and 1996 (which financial statements for 1997 have been restated as discussed in Note
18). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                                             /s/ PRICEWATERHOUSECOOPERS LLP

                                             Coopers & Lybrand L.L.P.
Parsippany, New Jersey
March 6, 1998

ITEM 14  (a) 2.  FINANCIAL STATEMENT SCHEDULE

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS FOR THE YEAR ENDED DECEMBER 31, 1995.

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




Arthur Andersen LLP
New York, New York
October 11, 1996

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
         11.1    - -      Statement Re:  Computation of earnings per share
         12.1    - -      Computation of Consolidated Ratio of Earnings to Fixed Charges
         13.1    - -      Annual Report
         21.1    - -      Subsidiaries of the Company
         23.1    - -      Consent of Coopers & Lybrand L.L.P., Independent Accountants
         23.2    - -      Consent of Arthur Andersen LLP, Independent Public Accountants
         27.1    - -      Financial Data Schedule