Form 10-Q/A
period 1998-03-31
INTERNATIONAL HOME FOODS INC
filed 1998-07-27
CIK 1027881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                   FORM 10-Q/A

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

Exhibit 12.  Computation of Consolidated Ratio of
                Earnings to Fixed Charges

Exhibit 27.  Financial Data Schedule

                         INTERNATIONAL HOME FOODS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                    Three Months Ended
                                                                         March 31,
                                                                   1998             1997
                                                               ------------     ------------
                                                                        (unaudited)
Net sales                                                      $    388,451     $    244,550
Cost of sales                                                       201,762          115,659
                                                               ------------     ------------
        Gross profit                                                186,689          128,891

Marketing expenses                                                   81,014           52,775
Selling, general, and administrative expenses                        51,441           38,669
                                                               ------------     ------------
       Income from operations                                        54,234           37,447

Interest expense                                                     22,922           25,907
Interest income and other, net                                          600              752
                                                               ------------     ------------
       Income before provision for income taxes                      31,912           12,292
Provision for income taxes                                           12,605            4,746
                                                               ------------     ------------
       Net income                                              $     19,307     $      7,546
                                                               ============     ============

Basic earnings per share (1):
       Net income                                              $       0.25     $       0.12
                                                               ------------     ------------
       Shares used in computing basic earnings per share         77,226,185       61,922,990
                                                               ------------     ------------

Diluted earnings per share (1):
       Net income                                              $       0.24     $       0.12
                                                               ------------     ------------
       Shares used in computing diluted earnings per share       81,078,048       61,922,990
                                                               ------------     ------------

(1) Per share and share amounts are restated to give effect to the 5.3292 for one reverse stock split on November 17, 1997.


See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                 March 31,       December 31,
ASSETS                                                             1998              1997
                                                               ------------      ------------
                                                                (unaudited)
Current Assets:
      Cash and cash equivalents                                $     19,842      $     11,872
      Accounts receivable, net of allowances                        113,470           108,132
      Inventories                                                   218,488           220,565
      Prepaid expenses and other current assets                      23,309            16,661
      Deferred income taxes                                          21,102            21,102
                                                               ------------      ------------
          Total current assets                                      396,211           378,332

Property, plant and equipment, net                                  220,715           210,195
Intangible assets, net                                              324,410           308,846
Deferred income taxes                                               331,293           338,611
Other assets                                                         25,279            26,066
                                                               ------------      ------------
              Total assets                                     $  1,297,908      $  1,262,050
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Due to banks                                             $     13,290      $     12,228
      Current portion of long-term debt                              33,900            27,400
      Revolving credit facility                                      50,000            40,000
      Accounts payable                                               48,267            38,871
      Accrued salaries, wages and benefits                           15,447            16,591
      Accrued advertising and promotion                              54,586            50,308
      Accrued interest                                               18,103             7,844
      Other accrued liabilities                                      31,383            36,954
                                                               ------------      ------------
          Total current liabilities                                 264,976           230,196

Long-term debt                                                      922,400           942,600
Postretirement benefits obligation                                   20,272            19,545
Other noncurrent liabilities, primarily accrued royalties             1,952             2,079
                                                               ------------      ------------
               Total liabilities                                  1,209,600         1,194,420
                                                               ------------      ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (1)

Preferred stock - par value $.01 per share; authorized,
      100,000,000 shares; no shares issued or outstanding      $         --      $         --
Common stock - par value $.01 per share; authorized,
      300,000,000 shares; issued and outstanding
      77,330,852 and 77,155,550 shares                                  773               772
Additional paid-in capital                                           54,165            52,202
Retained earnings                                                    37,341            18,034
Accumulated other comprehensive income (loss)                        (3,971)           (3,378)
                                                               ------------      ------------
          Total stockholders' equity                                 88,308            67,630
                                                               ------------      ------------
      Total liabilities and stockholders' equity               $  1,297,908      $  1,262,050
                                                               ============      ============


(1) Per share and share amounts are restated to give effect to the 5.3292 for one reverse stock split on November 17, 1997.


See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    Three Months Ended
                                                                         March 31,
                                                                   1998              1997
                                                               ------------      ------------
                                                                        (unaudited)
OPERATING ACTIVITIES:
Net income                                                     $     19,307      $      7,546
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                     9,198             6,865
    Deferred income taxes                                             7,688             4,215
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                              (5,338)            3,343
    Inventories                                                       3,992            11,821
    Other current assets                                             (6,648)            4,119
    Accounts payable                                                  9,396                87
    Accrued liabilities                                               8,151            21,260
    Other                                                             4,249           (10,168)
                                                               ------------      ------------
        Net cash provided by operating activities                    49,995            49,088
                                                               ------------      ------------

INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                            (5,984)           (4,930)
    Purchase of businesses, net of cash acquired                    (34,463)               --
                                                               ------------      ------------
        Net cash used in investing activities                       (40,447)           (4,930)
                                                               ------------      ------------

FINANCING ACTIVITIES:
    Increase (Decrease) in due to banks                               1,062            (5,362)
    Repayment of long-term debt                                     (13,700)          (13,000)
    Borrowings from revolving credit facility                        35,000                --
    Repayment of borrowings from revolving credit facility          (25,000)               --
    Payment to minority stockholder                                      --           (16,556)
    Proceeds from exercise of stock options                           1,967                --
                                                               ------------      ------------
        Net cash used in financing activities                          (671)          (34,918)
                                                               ------------      ------------

Effect of exchange rate changes on cash                                (907)               (3)

Increase in cash and cash equivalents                                 7,970             9,237

Cash and cash equivalents at beginning of period                     11,872            45,859
                                                               ------------      ------------
Cash and cash equivalents at end of period                     $     19,842      $     55,096
                                                               ============      ============
Cash paid during the period for:
    Interest                                                         11,466            10,369
    Income taxes                                                      3,395               625


See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
                                                         --------      --------
                                                              (unaudited)
Net income                                               $ 19,307      $  7,546

Other comprehensive income, net of tax:
    Foreign currency translation                             (593)         (135)
                                                         --------      --------

      Total other comprehensive income (loss)                (593)         (135)
                                                         --------      --------

Comprehensive income                                     $ 18,714      $  7,411
                                                         ========      ========


See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       ACCOUNTING POLICIES

         Interim Financial Statements

         In the opinion of International Home Foods, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K and Form 10-K/A.

         The March 31, 1998 financial statements included herein have been restated from those previously issued. The restatement, which reported the effects of a reduction in the 1997 writeoff of deferred financing costs previously reported, resulted in a decrease in net income of $506 or $0.01 basic earnings per share for the quarter ended March 31, 1998. The restatement had no effect on previously reported diluted earnings per share for the quarter ended March 31, 1998.

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


                                                        March 31,   December 31,
                                                          1998          1997
                                                        --------      --------
         Foreign currency translation                   $ (3,971)     $ (3,378)
                                                        --------      --------
             Accumulated other comprehensive
                income (loss)                           $ (3,971)     $ (3,378)
                                                        ========      ========

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


         Accumulated Other Comprehensive Income (Loss) Continued

         The changes in other comprehensive income (loss), and the related tax effects, are as follows:


                                                                       Amount
                                             Amount       Income Tax   Net of
                                          Before Taxes     Benefit     Taxes
                                          ------------    ----------   ------
         For the three months ended
           March 31, 1998

           Foreign currency translation   $       (963)   $      370   $ (593)
                                          ------------    ----------   ------
             Total other comprehensive
               income (loss)              $       (963)   $      370   $ (593)
                                          ============    ==========   ======

         For the three months ended
           March 31, 1997

           Foreign currency translation   $       (135)   $       --   $ (135)
                                          ------------    ----------   ------
            Total other comprehensive
              income (loss)               $       (135)   $       --   $ (135)
                                          ============    ==========   ======


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

3.       INVENTORIES


         Inventories consist of:                    March 31,      December 31,
                                                      1998             1997
                                                  ------------     ------------
         Raw materials                            $     52,664     $     46,127
         Work in progress                               16,314           20,770
         Finished goods                                149,510          153,668
                                                  ------------     ------------
              Total                               $    218,488     $    220,565
                                                  ============     ============

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


                                            March 31, 1998   December  31, 1997
                                            --------------   ------------------
                                             (unaudited)
         Current assets                     $      270,796   $          262,531

         Noncurrent assets                         444,942              426,396

         Current liabilities                        93,865               80,108

         Noncurrent liabilities                    277,753              269,591


                                                 For the Three Months Ended
                                              March 31, 1998    March 31, 1997
                                              --------------    --------------
                                                        (unaudited)
         Net sales                            $      176,415    $       37,363

         Gross profit                                 62,226            15,632

         Net income                                    5,666                71

         Net cash provided by                         18,616            15,085
                operating activities

         Net cash used in                             (3,924)           (1,837)
                  investing activities

         Net cash used in                            (12,950)          (12,326)
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

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


Acquisitions (Continued)

These acquisitions have been accounted for using the purchase method of accounting, and the operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisition. A summary of the excess of cost over fair value of net assets acquired resulting from preliminary purchase price allocations for the acquisitions is as follows:


                                       Bumble Bee     Productos          Creative         Orleans
                                     Seafoods, Inc.   Del Monte       Products, Inc.   Seafoods, Inc.   Puritan
                                     --------------   ---------       --------------   --------------   -------
Cost of acquisition, including
     transaction fees                $      163,058   $  40,000 (1)   $       51,924   $       26,920   $35,207
Less: acquired assets:
     Current assets                          94,129      24,903               12,858           12,866     3,586
     Property, plant and equipment           18,986       4,210                4,133              215     6,473
     Intangible assets including
          tradenames                         20,941      21,077                   --              810        --
     Other assets                             2,718          --                   18               --        --
Add: Liabilities assumed                     36,169      10,190                4,253              557        --
                                     --------------   ---------       --------------   --------------   -------
Excess of cost over net assets
     acquired                        $       62,453   $         (1)   $       39,168   $       13,586   $25,148
                                     ==============   =========       ==============   ==============   =======


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

The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Bumble Bee and the Other Acquisitions (PDM, Creative Products and Orleans Seafood) had occurred as of the beginning of 1997:


                                             For the Three Months Ended
                                                   March 31, 1997
                                   ---------------------------------------------
                                                       Other
                                    Bumble Bee      Acquisitions        Total
                                   ------------     ------------     -----------
Net sales                          $    334,610     $     27,725     $   362,335

Net income                         $      3,564     $      1,528     $     5,092

Earnings per share:
     Basic                         $       0.06     $       0.02     $      0.08
     Diluted                       $       0.06     $       0.02     $      0.08


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

         The EPS computations are based on the following amounts:


                                                      For the Three Months Ended
                                                              March 31,
                                                         1998          1997
                                                      -----------   -----------
         Basic EPS computation:
              Net income available to common shares   $    19,307   $     7,546
              Average number of shares outstanding     77,226,185    61,922,990
              Basic earnings per share                $      0.25   $      0.12

         Diluted EPS computation:
              Net income available to common shares   $    19,307   $     7,546
              Average number of shares outstanding     77,226,185    61,922,990
              Effect of dilutive stock options          3,851,863            --
                                                      -----------   -----------
              Total number of shares outstanding       81,078,048    61,922,990
              Diluted earnings per share              $      0.24   $      0.12


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

INTEREST EXPENSE - Interest expense for the three months ended March 31, 1998 was $22.9 million as compared to $25.9 million for the comparable 1997 period. The decrease in interest expense reflects a lower outstanding debt balance during the quarter ended March 31, 1998 as compared to the comparable 1997 quarter as well as a lower weighted average interest rate for the period.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


PROVISION FOR INCOME TAXES - Income taxes increased to $12.6 million for the three months ended March 31, 1998 from $4.7 million in 1997 due to higher income before taxes. The effective tax rate increased to 39.5% in 1998 from 38.6% in 1997 due to the impact of non-deductible goodwill and foreign taxes relating to acquisitions that were not reflected in the 1997 amounts. The Company anticipates sufficient future income to realize deferred tax assets recorded at March 31, 1998. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

NET INCOME - For the three month period ended March 31, 1998, net income increased by $11.8 million over the comparable 1997 period, primarily reflecting the factors discussed above.

Basic earnings per share were $0.25 and $0.12 for the three months ended March 31, 1998 and 1997, respectively, and diluted earnings per share were $0.24 and $0.12 for the three months ended March 31, 1998 and 1997, respectively.

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

                                       International Home Foods, Inc.
                                               (Registrant)


Date:  July 27, 1998                   /s/ C. DEAN METROPOULOS
                                       -----------------------------------
                                       C. Dean Metropoulos
                                       Chairman of the Board and
                                       Chief Executive Officer

Date:  July 27, 1998                   /s/ N. MICHAEL DION
                                       -----------------------------------
                                       N. Michael Dion
                                       Senior Vice President and
                                       Chief Financial Officer

                         INTERNATIONAL HOME FOODS, INC.


INDEX TO EXHIBITS


EXHIBIT
NUMBER                     EXHIBITS
------                     --------


    12   Computation of Consolidated Ratio of Earnings to Fixed Charges

    27   Financial Data Schedule