Form 10-Q
period 1998-06-30
INTERNATIONAL HOME FOODS INC
filed 1998-08-14
CIK 1027881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1998

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

                                                  Yes [X]   No [ ]

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at June 30, 1998 was 77,431,352.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q


                                                                                             Page No.
                                                                                             --------
PART I  FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Statements of Income                                       3
                  Three Months Ended June 30, 1998 and 1997
                  Six Months Ended June 30, 1998 and 1997

               Condensed Consolidated Balance Sheets                                             4
                  June 30, 1998 and December 31, 1997

               Condensed Consolidated Statements of Cash Flows                                   5
                  Six Months Ended June 30, 1998 and 1997

               Condensed Consolidated Statements of                                              6
                  Comprehensive Income
                    Three Months Ended June 30, 1998 and 1997
                    Six Months Ended June 30, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements                              7

Item 2.        Management's Discussion and Analysis of                                          16
                 Financial Condition and Results of Operations

PART II         OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                              21

Item 6.        Exhibits and Reports on Form 8-K                                                 22

Signatures                                                                                      23

Exhibit 12.    Computation of Consolidated Ratio of                                             25
                  Earnings to Fixed Charges

Exhibit 27.    Financial Data Schedule                                                          26

                         INTERNATIONAL HOME FOODS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                     June 30,
                                                              1998            1997           1998           1997
                                                           -----------     -----------    -----------    -----------
                                                                   (unaudited)                    (unaudited)

Net sales                                                  $   402,491     $   249,872    $   790,942    $   494,422
Cost of sales                                                  209,492         115,135        411,254        230,794
                                                           -----------     -----------    -----------    -----------
        Gross profit                                           192,999         134,737        379,688        263,628

Marketing expenses                                              78,416          56,479        159,430        109,254
Selling, general, and administrative expenses                   55,704          37,351        107,145         76,020
                                                           -----------     -----------    -----------    -----------
        Income from operations                                  58,879          40,907        113,113         78,354
                                                           -----------     -----------    -----------    -----------

Interest expense                                                23,672          25,858         46,594         51,765
Interest income and other, net                                    (365)            820            235          1,572
                                                           -----------     -----------    -----------    -----------
        Income before provision for income taxes                34,842          15,869         66,754         28,161
Provision for income taxes                                      13,762           6,518         26,367         11,264
                                                           -----------     -----------    -----------    -----------
        Net income                                         $    21,080     $     9,351    $    40,387    $    16,897
                                                           ===========     ===========    ===========    ===========
Basic earnings per share (1):
        Net income                                         $      0.27     $      0.15    $      0.52    $      0.27
                                                           -----------     -----------    -----------    -----------
        Shares used in computing basic earnings
           per share                                        77,379,921      61,922,990     77,303,053     61,922,990
                                                           -----------     -----------    -----------    -----------
Diluted earnings per share (1):
        Net income                                         $      0.26     $      0.15    $      0.50    $      0.27
                                                           -----------     -----------    -----------    -----------
        Shares used in computing diluted earnings
         per share                                          80,958,130      61,922,990     81,018,089     61,922,990
                                                           -----------     -----------    -----------    -----------

(1) Per share and share amounts are restated to give effect to the 5.3292 for one reverse stock split on November 17, 1997.


See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                    June 30,        December 31,
ASSETS                                                                1998             1997
                                                                 ------------      -------------
                                                                 (unaudited)
Current Assets:
      Cash and cash equivalents                                  $     22,612      $     11,872
      Accounts receivable, net of allowances                          124,602           108,132
      Inventories                                                     233,073           220,565
      Prepaid expenses and other current assets                        24,432            16,661
      Deferred income taxes                                            18,882            21,102
                                                                 ------------      ------------
            Total current assets                                      423,601           378,332

Property, plant and equipment, net                                    255,398           210,195
Intangible assets, net                                                393,310           308,846
Deferred income taxes                                                 324,590           338,611
Other assets                                                           26,161            26,066
                                                                 ------------      ------------
                Total assets                                     $  1,423,060      $  1,262,050
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Due to banks                                              $     12,874      $     12,228
       Current portion of long-term debt                               42,965            27,400
       Revolving credit facility                                       41,705            40,000
       Accounts payable                                                51,962            38,871
       Accrued salaries, wages and benefits                            19,822            16,591
       Accrued advertising and promotion                               52,768            50,308
       Accrued interest                                                 7,245             7,844
       Other accrued liabilities                                       33,214            36,954
                                                                 ------------      ------------
            Total current liabilities                                 262,555           230,196

Long-term debt                                                      1,023,335           942,600
Postretirement benefits obligation                                     21,166            19,545
Other noncurrent liabilities                                            6,843             2,079
                                                                 ------------      ------------
                 Total liabilities                                  1,313,899         1,194,420
                                                                 ------------      ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY (1)

Preferred stock - par value $.01 per share; authorized,
       100,000,000 shares; no shares issued or outstanding       $       --        $       --
Common stock - par value $.01 per share; authorized,
       300,000,000 shares; issued and outstanding
       77,431,352 and 77,155,550 shares                                   774               772
Additional paid-in capital                                             54,921            52,202
Retained earnings                                                      58,421            18,034
Accumulated other comprehensive income (loss)                          (4,955)           (3,378)
                                                                 ------------      ------------
            Total stockholders' equity                                109,161            67,630
                                                                 ------------      ------------
       Total liabilities and stockholders' equity                $  1,423,060      $  1,262,050
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

                         INTERNATIONAL HOME FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    1998              1997
                                                                ------------      ------------
                                                                         (unaudited)
OPERATING ACTIVITIES:
Net income                                                       $     40,387      $     16,897

Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                      19,576            13,678
    Deferred income taxes                                              16,241            10,005
    Stock option compensation                                             686              --
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                (8,522)           (1,732)
    Inventories                                                           387            17,495
    Other current assets                                                  807             3,356
    Accounts payable                                                    8,791             2,368
    Accrued liabilities                                                (2,022)           15,222
    Other                                                              (2,688)           (8,682)
                                                                 ------------      ------------
         Net cash provided by operating activities                     73,643            68,607
                                                                 ------------      ------------
INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                             (17,611)           (7,966)
    Purchase of businesses, net of cash acquired                     (145,210)             --
                                                                 ------------      ------------
         Net cash used in investing activities                       (162,821)           (7,966)
                                                                 ------------      ------------

FINANCING ACTIVITIES:
    Increase (Decrease) in due to banks                                   645            (2,395)
    Issuance of long-term debt                                        110,000              --
    Payment of debt issuance costs                                       (378)             --
    Repayment of long-term debt                                       (13,736)          (13,000)
    Borrowings from revolving credit facility                         183,000              --
    Repayment of borrowings from revolving credit facility           (181,000)             --
    Payment to minority stockholder                                      --             (16,556)
    Proceeds from exercise of stock options                             1,692              --
                                                                 ------------      ------------
         Net cash provided by (used in) financing activities          100,223           (31,951)
                                                                 ------------      ------------

Effect of exchange rate changes on cash                                  (305)             --

Increase in cash and cash equivalents                                  10,740            28,690

Cash and cash equivalents at beginning of period                       11,872            45,859
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $     22,612      $     74,549
                                                                 ============      ============
Cash paid during the period for:
    Interest                                                     $     45,259      $     44,935
    Income taxes                                                 $      9,340      $        770

See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                               1998            1997           1998           1997
                                                           -----------     -----------    -----------    -----------
                                                                   (unaudited)                    (unaudited)
Net income                                                 $    21,080     $     9,351    $    40,387    $    16,897

Other comprehensive income, net of tax:
    Foreign currency translation                                  (984)             33         (1,577)          (102)
                                                           -----------     -----------    -----------    -----------
       Total other comprehensive income (loss)                    (984)             33         (1,577)          (102)
                                                           -----------     -----------    -----------    -----------
Comprehensive income                                       $    20,096     $     9,384    $    38,810    $    16,795
                                                           ===========     ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



1.         ACCOUNTING POLICIES

           Interim Financial Statements

           In the opinion of International Home Foods, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K/A.

           The financial statements for the quarterly period ended March 31, 1998 have been restated on Form 10-Q/A. The restatement, which reported the effects of a reduction in the 1997 write-off of deferred financing costs previously reported, resulted in a decrease in net income of $506 or $0.01 basic earnings per share for the quarter ended March 31, 1998. The restatement had no effect on previously reported diluted earnings per share for the quarter ended March 31, 1998.

           Use of Estimates

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

2.         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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


           Description of Business, and Basis of Presentation, (Continued)

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

3.         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

           The following amounts are included in Accumulated other comprehensive income (loss) at June 30, 1998 and December 31, 1997:

                                                               June 30,        December 31,
                                                                 1998              1997
                                                             ------------      ------------
           Foreign currency translation                      $     (4,955)     $     (3,378)
                                                             ------------      ------------
               Accumulated other comprehensive
                  income (loss)                              $     (4,955)     $     (3,378)
                                                             ============      ============

           The changes in other comprehensive income (loss), and the related tax effects, are as follows:

                                                     For the Three Months            For the Six Months
                                                        Ended June 30,                 Ended June 30,
                                                    1998            1997           1998             1997
                                                 -----------     -----------    -----------     -----------
                                                         (unaudited)                    (unaudited)
           Foreign currency translation
              Amount before taxes                $    (1,241)    $        33    $    (2,204)    $      (102)
              Income tax benefit                         257            --              627            --
                                                 -----------     -----------    -----------     -----------
              Amount net of taxes                       (984)             33         (1,577)           (102)
                                                 -----------     -----------    -----------     -----------
           Total other comprehensive
              income (loss)                      $      (984)    $        33    $    (1,577)    $      (102)
                                                 ===========     ===========    ===========     ===========

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.         INVENTORIES

           Inventories consist of:                   June 30,       December 31,
                                                       1998             1997
                                                   ------------     ------------
           Raw materials                           $     60,772     $     46,127
           Work in progress                              15,642           20,770
           Finished goods                               156,659          153,668
                                                   ------------     ------------
                 Total                             $    233,073     $    220,565
                                                   ============     ============

5.         INCOME TAXES

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

6.         LONG-TERM DEBT

           The Company amended its Senior Secured Bank Credit Facilities (Senior Bank Facilities) as of June 17, 1998. The Senior Bank Facilities now comprise (i) a $516.5 million Tranche A term loan facility, maturing in 2004 with mandatory semiannual repayments commencing September 30,1998 and aggregating $17.2 million, $50.8 million, $72.4 million, $92.8 million, $104.2 million and $115.6 million in the years 1998 through 2003, respectively, and the remaining $63.5 million on May 31, 2004; (ii) a $149.8 million Tranche B term loan facility, maturing in 2005 with mandatory semiannual repayments commencing September 30, 1998 aggregating $0.2 million in 1998, $0.4 million in years 1999 through 2003, $20.2 million in 2004, and the remaining $127.4 million in 2005; (iii) a $230 million revolving credit facility (the Revolving Credit Facility), which includes a Canadian facility of $30 million, maturing in 2004, or earlier upon repayment of the Tranche A term loans.

           Borrowings under the amended Senior Bank Facilities bear interest based on the Eurodollar Rate or an Alternate Base Rate, as defined, plus applicable margins. The Canadian portion of the Revolving Credit Facility bears interest at the Canadian Prime Rate, or the Canadian Bankers' Acceptance Rate, as defined, plus applicable margins. Margins range from 0.5% to 1.75%. At June 30, 1998, interest rates in effect for Tranches A and B and the Revolving Credit Facility were 7.16%, 7.41% and 6.66%, respectively.

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

8.         RELATED PARTY TRANSACTIONS

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

           The Company incurred monitoring and oversight fees of $400 and $250 for the three months ended June 30, 1998 and 1997 and $800 and $500 for the six months ended June 30, 1998 and 1997, respectively. In addition, the Company incurred financial advisory fees of $1,560 and $0 for the three months ended June 30, 1998 and 1997 and $2,077 and $0 for the six months ended June 30, 1998 and 1997, respectively.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


9.         GUARANTOR FINANCIAL DATA

           The Company's 10 3/8% Senior Subordinated Notes due 2006 (the
           Senior Subordinated Notes) are fully and unconditionally guaranteed by each of the Company's subsidiaries on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning each of the subsidiary guarantors because management has determined that such information is not material to the holders of the Senior Subordinated Notes. Presented below is summarized combined financial information of the subsidiary guarantors:

                                                       June 30, 1998    December  31, 1997
                                                       -------------    ------------------
                                                        (unaudited)
           Current assets                               $    309,191     $    262,531

           Noncurrent assets                                 544,809          426,396

           Current liabilities                               139,857           80,108

           Noncurrent liabilities                            252,178          269,591


                                                            For the Three Months            For the Six Months
                                                               Ended June 30,                 Ended June 30,
                                                           1998            1997            1998           1997
                                                       -----------     -----------     -----------    -----------
                                                               (unaudited)                     (unaudited)
           Net sales                                   $   193,723     $    31,206     $   370,138    $    68,569

           Gross profit                                     72,976          14,450         135,202         30,082

           Net income                                        7,595             760          13,222            831

           Net cash provided by                                                             29,801         17,660
                  operating activities

           Net cash used in                                                                (46,650)        (5,060)
                  investing activities

           Net cash provided by (used in)                                                   21,536        (11,299)
                  financing activities

10.        IMPACT OF RECENT ACCOUNTING STANDARDS

           In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the reporting requirements of this statement and the impact on its existing segment reporting.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


           Impact of Recent Accounting Standards, (Continued)

           In February 1998, SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued to standardize employers' disclosures about pension and other postretirement benefit plans. This Statement is effective for fiscal years beginning after December 15, 1997.

           On March 4, 1998 Statement of Position (SOP) No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", was issued. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company does not expect future adoption of this Statement in 1999 to have a material effect on reported results.

           In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. This statement is effective for fiscal years beginning after June 15, 1999. Based on existing derivatives and hedging activities of the Company, future adoption of the requirements of SFAS 133 is not expected to have a material impact on the Company's reported results.

11.        ACQUISITIONS

           Effective July 1, 1997, the Company consummated the acquisition of substantially all of the assets (the "Assets") of Bumble Bee Seafoods, Inc. and its wholly-owned subsidiaries, Bumble Bee International, Inc., Santa Fe Springs Holding Company and Commerce Distributing Company (collectively, the "Sellers"), pursuant to the terms of an Asset Purchase and Sale Agreement dated as of May 1, 1997 (the "Agreement") by and among the Sellers, the Company and its wholly-owned subsidiary, Bumble Bee Acquisition Corporation. The aggregate consideration paid for the Assets was approximately $163,000 in cash and the assumption of certain liabilities of the Sellers, including trade payables and certain accrued liabilities. The Assets consist primarily of inventory, accounts receivable, property, plant and equipment and trademarks formerly used by the Sellers for the processing and marketing of canned seafood products, principally tuna and salmon, including processing facilities in Puerto Rico, Ecuador and California. The transaction was approved by an order of the Federal Bankruptcy Court for the Southern District of California on June 19, 1997, as part of the bankruptcy proceedings of the Sellers. The Company financed the purchase of the Assets with approximately $110,000 borrowings under its Senior Bank Facilities and the balance of the purchase price from the Company's available cash balances as of the date of the closing.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


           Acquisitions (Continued)

           On October 1, 1997, the Company acquired Productos Del Monte (PDM) from an affiliate of Hicks Muse for 3,127,415 shares of Common Stock. The shares issued for PDM were valued at their estimated fair value of approximately $40,000, which approximated the purchase price that the Hicks Muse affiliate paid for PDM in 1996. PDM is a leading manufacturer and marketer of branded catsup, canned vegetables and bottled salsa in Mexico. The acquisition of PDM was treated as a combination of entities under common control. Accordingly, the historical accounting values of PDM were carried over for financial accounting purposes. In February 1998, the Company settled a dispute between the Hicks Muse affiliate and PDM's former owners. The settlement has been recorded as a reduction of the purchase price paid by the Hicks Muse affiliate, resulting in a reduction of goodwill recorded by the Company.

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

           On March 9, 1998, the Company, through its Canadian subsidiary, International Home Foods (Canada), Inc., purchased certain assets relating to the Puritan stews and canned meats business from Unilever's T. J. Lipton Canada division for a total purchase price of approximately $39,000, including transaction fees. The acquisition was funded with borrowings under the Company's Revolving Credit Facility. Puritan is the largest processor and marketer of canned stews and meats in Canada, with products marketed under the Puritan and Fraser Farms brand names.

           On April 14, 1998, the Company acquired all of the stock of Grist Mill Co. for approximately $112,350, including transaction fees. The Company financed the acquisition with borrowings under its Revolving Credit Facility. Grist Mill is a manufacturer and distributor of store brand and value-priced branded food products including ready-to-eat cereals, fruit snacks, granola bars, fruit-filled cereal bars, crisp rice marshmallow bars and preformed pie crusts.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


Acquisitions (Continued)

The excess of cost over fair value of net assets acquired for the above acquisitions will be amortized over 40 years. The information below includes non-cash investing and financing activities supplemental to the consolidated statements of cash flows. These acquisitions have been accounted for using the purchase method of accounting, and the operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisition. A summary of the excess of cost over fair value of net assets acquired resulting from preliminary purchase price allocations for the 1998 acquisitions is as follows:

                                                    Puritan         Grist Mill
                                                  ------------     ------------
Cost of acquisition, including
      transaction fees                            $     38,993     $    112,350
Less:  acquired assets:
      Current assets                                     4,654           23,275
      Property, plant and equipment                      6,473           30,323
      Other assets                                        --                717
Add:  Liabilities assumed                                 --              4,785
                                                  ------------     ------------
Excess of cost over net assets
      acquired                                    $     27,866     $     62,820
                                                  ============     ============


The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Bumble Bee and the Other Acquisitions (PDM, Creative Products, Orleans Seafood, Puritan and Grist Mill) had occurred as of the beginning of 1997, and reflect proforma adjustments for goodwill, interest expense and tax expense:

                                       For the Six Months Ended                           For the Six Months Ended
                                            June 30, 1998                                       June 30, 1997
                                 ------------------------------------   --------------------------------------------------
                                                Other                                               Other
                                     IHF    Acquisitions(1)   Total         IHF      Bumble Bee  Acquisitions(2)  Total
                                 ------------------------------------   --------------------------------------------------
Net sales                        $  790,942   $  37,606    $  828,548   $  494,422   $  183,888    $  138,269   $  816,579
Operating income/(loss)          $  113,113   $   2,512    $  115,625   $   78,354   $   (2,957)   $   10,953   $   86,350
Net income/(loss)                $   40,387   $    (379)   $   40,008   $   16,897   $   (4,151)   $    3,606   $   16,352

Earnings per share:
      Basic                      $     0.52        --      $     0.52   $     0.27   $    (0.07)   $     0.06   $     0.26
      Diluted                    $     0.50        --      $     0.50   $     0.27   $    (0.07)   $     0.06   $     0.26

(1)  Amounts include Puritan and Grist Mill.
(2) Amounts include PDM, Creative Products, Orleans Seafood, Puritan and Grist Mill.

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


12.        EARNINGS PER SHARE

           Basic Earnings Per Share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if options to issue common stock are assumed to be exercised or converted into common stock.

           The EPS computations are based on the following amounts:

                                                        For the Three Months Ended       For the Six Months Ended
                                                       ----------------------------    ----------------------------
                                                       June 30,                       June 30,
                                                           1998            1997            1998            1997
                                                       ------------    ------------    ------------    ------------
           Basic EPS computation:
                Net income available to
                    common shares                      $     21,080    $      9,351    $     40,387    $     16,897
                Average number of shares
                    outstanding                          77,379,921      61,922,990      77,303,053      61,922,990
                Basic earnings per share               $       0.27    $       0.15    $       0.52    $       0.27

           Diluted EPS computation:
                Net income available to
                   common shares                       $     21,080    $      9,351    $     40,387    $     16,897
                Average number of shares
                   outstanding                           77,379,921      61,922,990      77,303,053      61,922,990
                Effect of dilutive stock
                   options                                3,578,209            --         3,715,036            --
                                                       ------------    ------------    ------------    ------------
                Total number of shares
                   outstanding                           80,958,130      61,922,990      81,018,089      61,922,990
                Diluted earnings per share             $       0.26    $       0.15    $       0.50    $       0.27

13.        SUBSEQUENT EVENTS

           On July 21, 1998 the Company entered into a definitive agreement to acquire the Libby's(R) brand of retail and international canned meat products, and the Trenton, Missouri manufacturing facility for those products from Nestle USA, Inc. for approximately $126.0 million in cash, excluding transaction fees. The Company, through a fifteen year license agreement with Nestle, will continue to use the Libby's(R) trademark. In addition, the Company and Nestle have entered into a long-term supply agreement under which the Company will continue to manufacture Nestle foodservice products at the facility in Trenton, Missouri. Libby's(R) is a leading domestic manufacturer, importer and global marketer of canned meat products, including Vienna sausages, corned beef, salmon, hash and chili, and the Spreadables(R) and Broadcast(R) brands. The transaction is expected to close in September, 1998. The Company intends to finance the acquisition of the Libby's canned meat business with borrowings under its Revolving Credit Facility.

           The Company intends to amend its Senior Bank Facilities by adding a new $100.0 million term loan and intends to use the proceeds to repay a portion of the outstanding borrowings under its Revolving Credit Facility.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 1998 and 1997.

NET SALES - The Company's net sales were $402.5 million for the three months ended June 30, 1998 as compared to $249.9 million in the comparable 1997 quarter, an increase of $152.6 million, or 61.1%. Approximately $94.3 million, $26.0 million, $16.3 million, $13.1 million, $9.6 million, and $5.5 million of the increase was related to sales of Bumble Bee Seafood, Grist Mill, Productos Del Monte, Creative Products, Puritan and Orleans Seafood products, respectively, each of which were acquired by the Company subsequent to June 30, 1997 and therefore not reflected in the 1997 amounts. Sales of the Company's existing brands decreased by approximately $12.2 million, primarily as a result of lower volume in the Company's snack food category due to (i) competitive pressures in the crisp rice snack bars category, (ii) a temporary cessation in sales of Crunch `n Munch products to mass merchant customers which the Company expects to resume beginning in the third quarter 1998, and (iii) continuing lower sales in Polaner All-Fruit.

For the six months ended June 30, 1998, net sales were $790.9 million as compared to $494.4 million for the comparable 1997 six months, an increase of $296.5 million, or 60.0%. Approximately $205.5 million, $29.7 million, $27.3 million, $26.0 million, $11.0 million, and $10.8 million of the increase related to sales of Bumble Bee Seafood, Productos Del Monte, Creative Products, Grist Mill, Puritan and Orleans Seafood products, respectively, each of which were acquired by the Company subsequent to June 30, 1997 and therefore not reflected in the 1997 amounts. Sales of the Company's existing brands decreased by approximately $13.8 million, primarily as a result of lower volume in the Company's snack food category due to (i) competitive pressures in the crisp rice snack bars category, (ii) a temporary cessation in sales of Crunch `n Munch products to mass merchant customers which the Company expects to resume beginning in the third quarter 1998, and (iii) continuing lower sales in Polaner All-Fruit.

COST OF GOODS SOLD - Cost of goods sold was $209.5 million for the three months ended June 30, 1998 as compared to $115.1 million in the comparable 1997 quarter. Expressed as a percentage of net sales, cost of goods sold increased to 52.0% from 46.1% in 1997. This was primarily attributable to the inclusion of the operations of the companies acquired in 1997 and 1998, which have lower gross margins in comparison with the Company's historical margins. Excluding the 1997 and 1998 acquisitions, cost of sales declined to 43.5% of net sales from 46.1% of net sales in the comparable 1997 quarter. This decline in cost of goods sold as a percentage of net sales primarily resulted from the continuing overall reductions in the Company's manufacturing costs, which reflect management's continuing cost reduction initiatives.

For the six months ended June 30, 1998, cost of goods sold as a percentage of net sales increased to 52.0% from 46.7% for the comparable 1997 period. This was primarily attributable to the inclusion of the operations of the companies acquired in 1997 and 1998, which have lower gross margins in comparison to the Company's historical margins. Excluding the 1997 and 1998 acquisitions, cost of goods sold declined to 43.1% of net sales from 46.7% of net sales for the comparable 1997 period, principally reflecting management's continuing cost reduction initiatives.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


TOTAL MARKETING EXPENSES - Total marketing expenses increased to $78.4 million for the three months ended June 30, 1998 as compared to $56.5 million in 1997. Expressed as a percentage of net sales, total marketing expenses decreased to 19.5% from 22.6% for the comparable 1997 period. The increase of $21.9 million was attributable to the inclusion of the 1997 and 1998 acquisitions, primarily Bumble Bee Seafood ($17.5 million), Productos Del Monte ($5.0 million), Puritan ($3.5 million), Grist Mill ($2.3 million), Orleans Seafood ($0.8 million) and Creative Products ($0.4 million), offset by $7.6 million of lower expenditures for existing brands (primarily PAM and Polaner).

Total marketing expenses increased to $159.4 million for the six months ended June 30, 1998, as compared to $109.2 million for the comparable 1997 period. Expressed as a percentage of net sales, total marketing expenses decreased to 20.2% from 22.1% for the comparable 1997 six month period. The increase of $50.2 million was attributable to the inclusion of the 1997 and 1998 acquisitions, primarily Bumble Bee ($39.7 million), Productos Del Monte ($7.3 million), Puritan ($4.1 million), Orleans Seafood ($1.4 million), Grist Mill ($2.3 million), and Creative Products ($0.7 million), offset by $5.3 million of lower expenditures on existing brands (primarily PAM and Polaner).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative (SG&A) expenses were $55.7 million for the three months ended June 30, 1998 as compared to $37.4 million in 1997. Total SG&A expenses as a percentage of net sales declined to 13.8% in the three months ended June 30, 1998 from 14.9% in the comparable 1997 quarter. SG&A expenses increased to $107.1 million for the six months ended June 30, 1998 compared to $76.0 million for the comparable 1997 period. Total SG&A expenses as a percentage of net sales declined to 13.5% for the six months ended June 30, 1998 from 15.4% for the comparable 1997 period. The decreases in SG&A expenses reflect management's continued cost reduction initiatives.

INTEREST EXPENSE - Interest expense for the three months ended June 30, 1998 was $23.7 million as compared to $25.9 million for the comparable 1997 period. The decrease in interest expense reflects a lower outstanding debt balance during the quarter ended June 30, 1998 as compared to the comparable 1997 quarter as well as a lower weighted average interest rate for the period.

Interest expense for the six months ended June 30, 1998 was $46.6 million as compared to $51.8 million for the comparable 1997 period. The decrease in interest expense is due to a lower outstanding debt balance during the six months ended June 30, 1998 as compared to the comparable 1997 period as well as a lower weighted average interest rate for the period.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


PROVISION FOR INCOME TAXES - Income taxes increased to $13.8 million for the three months ended June 30, 1998 from $6.5 million in 1997 due to higher income before tax. The effective tax rate decreased to 39.5% in 1998 from 41.1% in 1997.

Income taxes increased to $26.4 million for the six months ended June 30, 1998 from $11.3 million in 1997 due to higher income before tax. The effective tax rate decreased to 39.5% in 1998 from 40.0% in 1997. The Company anticipates sufficient future income to realize deferred tax assets recorded at June 30, 1998. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

NET INCOME - For the three month period ended June 30, 1998, net income increased by $11.7 million over the comparable 1997 quarter and for the six months ended June 30, 1998, net income increased by $23.5 million over the comparable 1997 period, primarily reflecting the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1998 was $73.6 million, or $5.0 million higher than the comparable 1997 period. The increase was attributable to higher net income ($23.5 million), additional depreciation, amortization and stock option compensation expense ($6.6 million) and deferred income taxes ($6.2 million), offset by changes in assets and liabilities ($31.3 million).

The Company through its Canadian subsidiary, International Home Foods (Canada), Inc., purchased substantially all of the assets relating to the Puritan stews and canned meats business from Unilever's T. J. Lipton Canada division for approximately $39.0 million. In addition, the Company purchased Grist Mill Co. for approximately $106.2 million, net of cash acquired. For the six months ended June 30, 1998, the Company invested $17.6 million in capital expenditures, an increase of $9.6 million over the comparable 1997 period.

Cash provided by financing activities was $100.2 million for the six months ended June 30, 1998, compared to cash used in financing activities for the six months ended June 30, 1997 of $32.0 million. The Company borrowed $183.0 million and repaid $181.0 million under the terms of its Revolving Credit Facility. In addition, the Company borrowed $110.0 million in term loans under the tranches of its Senior Bank Facilities, and repaid $13.7 million under the term loans. The net additional borrowings were used to fund the acquisitions of Puritan and Grist Mill. The Company amended its Senior Bank Facilities as of June 17, 1998. The Company received $1.7 million in proceeds from the exercise of stock options.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources, (Continued)

On July 21, 1998 the Company entered into a definitive agreement to acquire the Libby's(R) brand of retail and international canned meat products, and the Trenton, Missouri manufacturing facility for those products from Nestle USA, Inc. for approximately $126.0 million in cash, excluding transaction fees. The Company, through a fifteen year license agreement with Nestle, will continue to use the Libby's(R) trademark. In addition, the Company and Nestle have entered into a long-term supply agreement under which the Company will continue to manufacture Nestle foodservice products at the facility in Trenton, Missouri. Libby's(R) is a leading domestic manufacturer, importer and global marketer of canned meat products, including Vienna sausages, corned beef, salmon, hash and chili, and the Spreadables(R) and Broadcast(R) brands. The transaction is expected to close in September, 1998. The Company intends to finance the acquisition of the Libby's canned meat business with borrowings under its Revolving Credit Facility.

The Company intends to amend its Senior Bank Facilities by adding a new $100.0 million term loan and intends to use the proceeds to repay a portion of the outstanding borrowings under its Revolving Credit Facility. At August 12, 1998, the Company had available $198.2 million under its Revolving Credit Facility.

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

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


IMPACT OF RECENT ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the reporting requirements of this statement and the impact on its existing segment reporting.

In February 1998, SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued to standardize employers' disclosures about pension and other postretirement benefit plans. This Statement is effective for fiscal years beginning after December 15, 1997.

On March 4, 1998 Statement of Position (SOP) No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", was issued. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company does not expect future adoption of this Statement in 1999 to have a material effect on reported results.

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. This statement is effective for fiscal years beginning after June 15, 1999. Based on existing derivatives and hedging activities of the Company, future adoption of the requirements of SFAS 133 is not expected to have a material impact on the Company's reported results.

READINESS FOR YEAR 2000 - The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant and to access the risks of noncompliance. The assessment of business systems risks is substantially complete, with Year 2000 compliance for critical business systems targeted for completion by December 31, 1998. Total projected costs are anticipated to not exceed $0.2 million. The assessment of physical and manufacturing process control systems along with recommendations to insure compliance is targeted for completion by November 30, 1998. Cost estimates for physical and manufacturing process control systems are not yet finalized, but are not expected to be material. Management anticipates critical manufacturing process control systems compliance by January 31, 1999. In addition, the Company is surveying its business partners and original equipment manufacturers to understand their Year 2000 compliance efforts.

                         INTERNATIONAL HOME FOODS, INC.


                                     PART II


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


      (a) The matters described under item 4 (c) below were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on May 6, 1998 (the "Annual Meeting").

      (b)   Not applicable

      (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

                  (i)   Election of directors:

                            Nominee                   For              Withheld
                            -------                   ----             --------
                        L. Hollis Jones            69,506,798           98,976
                        John R. Muse               69,446,713          159,061
                        Roger T. Staubach          69,295,878          309,896

                  (ii) Approval of the proposed amendment to the 1997 Stock Option Plan:

                              For                    Against            Abstain
                              ---                    -------            -------
                          65,129,641                2,674,760           32,522

                  (iii) Ratification of the appointment of Coopers & Lybrand
                        L.L.P. as independent auditors for 1998:

                              For                    Against            Abstain
                              ---                    -------            -------
                          69,597,834                 7,080               860

      (d)   Not applicable

                         INTERNATIONAL HOME FOODS, INC.






ITEM 6            EXHIBITS AND REPORT ON FORM 8-K

      (a)   Exhibits:

            (12) Statements showing computation of ratio of earnings to fixed charges based on SEC Regulation S-K, Item 503.

            (27)  Financial Data Schedule

      (b)   Reports on Form 8-K:

            Dated April 20, 1998, under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

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

                                           International Home Foods, Inc.
                                                    (Registrant)

                                           /s/ C. DEAN METROPOULOS
Date:     August 14, 1998                  ------------------------------------
                                           C. Dean Metropoulos
                                           Chairman of the Board and
                                           Chief Executive Officer

                                           /s/ N. MICHAEL DION
Date:     August 14, 1998                  ------------------------------------
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