Form 10-Q
period 1998-09-30
INTERNATIONAL HOME FOODS INC
filed 1998-11-13
CIK 1027881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-18859

                               ------------------


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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes [X]    No  [ ]

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at September 30, 1998 was 77,463,970.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q



                                                                          PAGE NO.
                                                                          --------

PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Condensed Consolidated Statements of Income                     3
               Three Months Ended September 30, 1998 and 1997
               Nine Months Ended September 30, 1998 and 1997

             Condensed Consolidated Balance Sheets                           4
               September 30, 1998 and December 31, 1997

             Condensed Consolidated Statements of Cash Flows                 5
               Nine Months Ended September 30, 1998 and 1997

             Condensed Consolidated Statements of                            6
               Comprehensive Income
                 Three Months Ended September 30, 1998 and 1997
                 Nine Months Ended September 30, 1998 and 1997

             Notes to Condensed Consolidated Financial Statements            7

Item 2.      Management's Discussion and Analysis of                        18
               Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 5.        Other Information                                            26

Item 6.        Exhibits and Reports on Form 8-K                             26

Signatures                                                                  27

                         INTERNATIONAL HOME FOODS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                              Three Months Ended                        Nine Months Ended
                                                                  September 30,                           September 30,
                                                           1998                1997                 1998                1997
                                                           ----                ----                 ----                ----
                                                                (unaudited)                                (unaudited)

Net sales                                              $     439,744       $     349,511       $   1,230,686       $     843,933
Cost of sales                                                231,234             182,156             642,488             412,950
                                                       -------------       -------------       -------------       -------------
        Gross profit                                         208,510             167,355             588,198             430,983

Marketing expenses                                            84,654              69,140             244,084             178,394
Selling, general, and administrative expenses                 56,253              43,922             162,712             119,941
Restructuring charge                                         118,087                --               118,087                --
Stock compensation expense                                       260              44,763                 946              44,763
                                                       -------------       -------------       -------------       -------------
       (Loss)/income from operations                         (50,744)              9,530              62,369              87,885
                                                       -------------       -------------       -------------       -------------

Interest expense                                              24,196              27,470              70,790              79,235
Interest income and other, net                                  (549)                103                (314)              1,674
                                                       -------------       -------------       -------------       -------------
       Income before (benefit)/provision for
         income taxes                                        (75,489)            (17,837)             (8,735)             10,324
(Benefit)/provision for income taxes                         (26,518)             (7,031)               (151)              4,233
                                                       -------------       -------------       -------------       -------------
       Net (loss)/income                               $     (48,971)      $     (10,806)      $      (8,584)      $       6,091
                                                       =============       =============       =============       =============

Basic earnings per share (1):
       Net (loss)/income                               $       (0.63)      $       (0.17)      $       (0.11)      $        0.10
                                                       -------------       -------------       -------------       -------------
       Shares used in computing basic earnings
          per share                                       77,449,186          61,922,990          77,351,764          61,922,990
                                                       -------------       -------------       -------------       -------------

Diluted earnings per share (1):
       Net (loss)/income                               $       (0.63)*     $       (0.17)*     $       (0.11)*     $        0.10
                                                       -------------       -------------       -------------       -------------
       Shares used in computing diluted earnings
          per share                                       80,460,848          66,198,090          80,832,342          63,347,912
                                                       -------------       -------------       -------------       -------------

(1) Per share and share amounts are restated to give effect to the 5.3292 for one reverse stock split on November 17, 1997.

     * Effect of incremental shares is antidilutive.





See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                       September 30,         December 31,
ASSETS                                                                      1998                 1997
                                                                      ---------------      ---------------
                                                                        (unaudited)
Current Assets:

      Cash and cash equivalents                                       $        11,289      $        11,872
      Accounts receivable, net of allowances                                  149,666              108,132
      Inventories                                                             264,103              220,565
      Prepaid expenses and other current assets                                22,222               16,661
      Deferred income taxes                                                    20,808               21,102
                                                                      ---------------      ---------------

          Total current assets                                                468,088              378,332
Property, plant and equipment, net                                            249,361              210,195
Intangible assets, net                                                        405,172              308,846
Deferred income taxes                                                         344,447              338,611
Other assets                                                                   26,536               26,066
                                                                      ---------------      ---------------
              Total assets                                            $     1,493,604      $     1,262,050
                                                                      ===============      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Due to banks                                                    $        16,889      $        12,228
      Current portion of long-term debt                                        51,484               27,400
      Revolving credit facility                                                51,504               40,000
      Accounts payable                                                         56,563               38,871
      Accrued salaries, wages and benefits                                     18,469               16,591
      Accrued advertising and promotion                                        48,241               50,308
      Accrued interest                                                         18,123                7,844
      Other accrued liabilities                                                45,314               36,954
                                                                      ---------------      ---------------
          Total current liabilities                                           306,587              230,196
Long-term debt                                                              1,097,463              942,600
Postretirement benefits obligation                                             23,737               19,545
Other noncurrent liabilities                                                    6,219                2,079
                                                                      ---------------      ---------------
               Total liabilities                                            1,434,006            1,194,420
                                                                      ---------------      ---------------
Commitments and contingencies

STOCKHOLDERS' EQUITY (1)

Preferred stock - par value $.01 per share; authorized,
      100,000,000 shares; no shares issued or outstanding             $            --      $            --
Common stock - par value $.01 per share; authorized,
      300,000,000 shares; issued and outstanding
      77,463,970 and 77,155,550 shares                                            775                  772
Additional paid-in capital                                                     54,097               52,202
Retained earnings                                                               9,450               18,034
Accumulated other comprehensive income (loss)                                  (4,724)              (3,378)
                                                                      ---------------      ---------------
          Total stockholders' equity                                           59,598               67,630
                                                                      ---------------      ---------------
      Total liabilities and stockholders' equity                      $     1,493,604      $     1,262,050
                                                                      ===============      ===============


(1) Per share and share amounts are restated to give effect to the 5.3292 for one reverse stock split on November 17, 1997.

See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                          1998               1997
                                                                                          ----               ----
                                                                                                 (unaudited)
OPERATING ACTIVITIES:
Net (loss)/income                                                                    $     (8,584)     $      6,091

Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
    Depreciation and amortization                                                          29,834            21,921
    Deferred income taxes                                                                  (5,543)            2,944
    Stock option compensation                                                                 946            44,763
    Restructuring charge                                                                  117,519                --
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                                   (33,585)             (712)
    Inventories                                                                           (12,727)           (7,289)
    Other current assets                                                                    3,017             1,324
    Accounts payable                                                                       13,392             6,284
    Accrued liabilities                                                                    (1,137)           26,933
    Other                                                                                  (3,202)          (15,427)
                                                                                     ------------      ------------
        Net cash provided by operating activities                                          99,930            86,832
                                                                                     ------------      ------------

INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                                                 (20,442)           (8,609)
    Purchase of businesses, net of cash acquired                                         (277,773)         (163,058)
                                                                                     ------------      ------------
        Net cash used in investing activities                                            (298,215)         (171,667)
                                                                                     ------------      ------------

FINANCING ACTIVITIES:
    Increase/(decrease) in due to banks                                                     4,661            (2,151)
    Issuance of long-term debt                                                            210,000            80,000
    Payment of debt issuance costs                                                         (1,707)               --
    Repayment of long-term debt                                                           (31,141)          (29,500)
    Borrowings from revolving credit facility                                             316,000            86,000
    Repayment of borrowings from revolving credit facility                               (302,984)          (15,000)
    Payment to minority stockholder                                                            --           (16,556)
    Proceeds from exercise of stock options                                                 1,971                --
                                                                                     ------------      ------------
        Net cash provided by financing activities                                         196,800           102,793
                                                                                     ------------      ------------

Effect of exchange rate changes on cash                                                       902               (97)

(Decrease)/increase in cash and cash equivalents                                             (583)           17,861

Cash and cash equivalents at beginning of period                                           11,872            45,859
                                                                                     ------------      ------------

Cash and cash equivalents at end of period                                           $     11,289      $     63,720
                                                                                     ============      ============

Cash paid during the period for:
    Interest                                                                         $     57,882      $     63,449
    Income taxes                                                                     $     11,043      $        432

See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                   September 30,
                                                                         1998            1997            1998            1997
                                                                         ----            ----            ----            ----
                                                                             (unaudited)                      (unaudited)

Net (loss)/income                                                     $  (48,971)     $  (10,806)     $   (8,584)     $    6,091

Other comprehensive income/(loss), net of tax:
    Foreign currency translation                                             231               6          (1,346)            (96)
                                                                      ----------      ----------      ----------      ----------

      Total other comprehensive income/(loss)                                231               6          (1,346)            (96)
                                                                      ----------      ----------      ----------      ----------

Comprehensive (loss)/income                                           $  (48,740)     $  (10,800)     $   (9,930)     $    5,995
                                                                      ==========      ==========      ==========      ==========






See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



1.       ACCOUNTING POLICIES

         Interim Financial Statements

         In the opinion of International Home Foods, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K/A.

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

         Business

         The Company operates in a single industry which manufactures and markets a diversified portfolio of shelf-stable food products including entrees, side dishes, spreadable fruit products, snacks, canned fish and canned meats, among others. The Company sells its products primarily in the United States, Puerto Rico, Canada and Mexico, and is not dependent on any single or major group of customers for its sales.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


3.       ACQUISITIONS

         Effective July 1, 1997, the Company consummated the acquisition of substantially all of the assets (the "Assets") of Bumble Bee Seafoods, Inc. and its wholly-owned subsidiaries, Bumble Bee International, Inc., Santa Fe Springs Holding Company and Commerce Distributing Company (collectively, the "Sellers"), pursuant to the terms of an Asset Purchase and Sale Agreement dated as of May 1, 1997 (the "Agreement") by and among the Sellers, the Company and its wholly-owned subsidiary, Bumble Bee Acquisition Corporation. The aggregate consideration paid for the Assets was approximately $163,100, including transaction fees. The Assets consist primarily of inventory, accounts receivable, property, plant and equipment and trademarks formerly used by the Sellers for the processing and marketing of canned seafood products, principally tuna and salmon, including processing facilities in Puerto Rico, Ecuador and California. The transaction was approved by an order of the Federal Bankruptcy Court for the Southern District of California on June 19, 1997, as part of the bankruptcy proceedings of the Sellers. The Company financed the purchase of the Assets with approximately $110,000 borrowings under its Senior Bank Facilities and the balance of the purchase price from the Company's available cash balances as of the date of the closing.

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

         On November 21, 1997 the Company acquired substantially all of the assets of Orleans Seafood, Inc. for $26,900, including transaction fees. The acquisition was funded through borrowings under the Company's Senior Bank Facilities. Orleans is a specialty canned seafood manufacturer and marketer.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


         Acquisitions, (Continued)

         On March 9, 1998, the Company, through its Canadian subsidiary, International Home Foods (Canada), Inc., purchased certain assets relating to the Puritan stews and canned meats business from Unilever's
         T. J. Lipton Canada division for a total purchase price of approximately $40,950, including transaction fees. The acquisition was funded with borrowings under the Company's Revolving Credit Facility. Puritan is the largest processor and marketer of canned stews and meats in Canada, with products marketed under the Puritan and Fraser Farms brand names.

         On April 14, 1998, the Company acquired all of the stock of Grist Mill Co. (Grist Mill) for approximately $112,765, including transaction fees. The Company financed the acquisition with borrowings under its Revolving Credit Facility. Grist Mill is a manufacturer and distributor of store brand and value-priced branded food products including ready-to-eat cereals, fruit snacks, granola bars, fruit-filled cereal bars, crisp rice marshmallow bars and preformed pie crusts.

         On September 8, 1998 the Company, through its subsidiary Trenton Home Foods, Inc., acquired the Libby's(R) brand of retail and international canned meat products, and the Trenton, Missouri manufacturing facility for those products from Nestle USA, Inc. for approximately $128,206, including transaction fees. The Company, through a fifteen year license agreement with Nestle, will continue to use the Libby's(R) trademark. In addition, the Company and Nestle have entered into a long-term supply agreement under which the Company will continue to manufacture Nestle foodservice products at the facility in Trenton, Missouri. The Company financed the acquisition of the Libby's(R) canned meat business with borrowings under its Revolving Credit Facility. Libby's(R) is a leading domestic manufacturer, importer and global marketer of canned meat products, including Vienna sausages, corned beef, salmon, hash and chili, and the Spreadables(R) and Broadcast(R) brands.

         The excess of cost over fair value of net assets acquired for the above acquisitions will be amortized generally over 40 years. The information below includes non-cash investing and financing activities supplemental to the consolidated statements of cash flows. These acquisitions have been accounted for using the purchase method of accounting, and the operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisition. A summary of the excess of cost over fair value of net assets acquired resulting from preliminary purchase price allocations for the 1998 acquisitions is as follows:


                                                                                           Trenton
                                                          Puritan        Grist Mill       Home Foods
                                                       ------------     ------------     ------------
         Cost of acquisition, including
              transaction fees                         $     40,950     $    112,765     $    128,206

         Less:  acquired assets
              Current assets                                  4,620           23,275           18,250
              Property, plant and equipment                   6,473           30,323           25,001
              Other assets                                     --                717             --
         Add:  liabilities assumed                             --              4,986            5,428
                                                       ------------     ------------     ------------
         Excess of cost over net assets
              acquired                                 $     29,857     $     63,436     $     90,383
                                                       ============     ============     ============

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


Acquisitions, (Continued)

The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Bumble Bee and the Other Acquisitions (PDM, Creative Products, Orleans Seafood, Puritan, Grist Mill and Trenton Home Foods) had occurred as of the beginning of 1997, and reflect proforma adjustments for goodwill, interest expense and tax expense:

                                 For the Nine Months Ended                             For the Nine Months Ended
                                    September 30, 1998                                     September 30, 1997
                           ----------------------------------------       ---------------------------------------------------
                                             Other                                                     Other
                               IHF      Acquisitions(1)     Total            IHF      Bumble Bee   Acquisitions(2)   Total
                           ----------------------------------------       ---------------------------------------------------

Net sales                  $ 1,230,686    $ 166,906    $1,397,592         $ 843,933   $ 183,888      $ 307,838    $ 1,335,659
Operating income/(loss)    $    62,369    $  10,823    $   73,192         $  87,885   $  (7,831)     $  18,559    $    98,613
Net (loss)/income          $    (8,584)   $   1,043    $   (7,541)        $   6,091   $  (7,085)     $    (512)   $    (1,506)

Earnings per share:
     Basic                 $     (0.11)   $    0.01    $    (0.10)        $    0.10   $   (0.11)     $   (0.01)   $     (0.02)
     Diluted               $     (0.11)   $    0.01    $    (0.10)*       $    0.10   $   (0.11)     $   (0.01)   $     (0.02)

(1)  Amounts include Puritan, Grist Mill and Trenton Home Foods.
(2) Amounts include PDM, Creative Products, Orleans Seafood, Puritan, Grist Mill and Trenton Home Foods.
 *   Effect of incremental shares is antidilutive.

The proforma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

4.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The following amounts are included in Accumulated other comprehensive income (loss) at September 30, 1998 and December 31, 1997:

                                                                September 30,                    December 31,
                                                                    1998                             1997
                                                              ---------------                  ---------------
         Foreign currency translation                         $        (4,724)                  $        (3,378)
                                                              ---------------                   ---------------
             Accumulated other comprehensive
                income (loss)                                 $        (4,724)                  $        (3,378)
                                                              ===============                   ===============

The changes in other comprehensive income (loss), and the related tax effects, are as follows:

                                                           For the Three Months                For the Nine Months
                                                            Ended September 30,                Ended September 30,
                                                           1998               1997            1998              1997
                                                           ----               ----            ----              ----
                                                         (unaudited)                        (unaudited)

         Foreign currency translation
            Amount before taxes                        $        672      $          6     $     (1,532)     $        (96)
            Income tax (expense)/benefit                       (441)               --              186                --
                                                       ------------      ------------     ------------      ------------
            Amount net of taxes                                 231                 6           (1,346)              (96)
                                                       ------------      ------------     ------------      ------------

         Total other comprehensive
           income (loss)                               $        231      $          6     $     (1,346)     $        (96)
                                                       ============      ============     ============      ============

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       INVENTORIES

         Inventories consist of:                                      September 30,     December 31,
                                                                           1998             1997
                                                                      -------------    -------------
         Raw materials                                                $      66,083    $     46,127
         Work in progress                                                    20,142          20,770
         Finished goods                                                     177,878         153,668
                                                                      -------------    -------------
               Total                                                  $     264,103    $    220,565
                                                                      =============    =============

6.       INCOME TAXES

         Historically, the Company has generated operating income and realization of deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income which management believes is more likely than not. The Company anticipates future taxable income sufficient to realize the recorded deferred tax assets. Future taxable income is based on management's forecasts of the operating results of the Company and there can be no assurance that such results will be achieved.

         Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

7.       RESTRUCTURING CHARGE

         In September 1998, in conjunction with management's plan to reduce costs and improve operational efficiencies, the Company recorded a restructuring charge of $118.1 million ($75.3 million after tax). The principal actions in the restructuring plan involve the closure of the Vacaville, California and Clearfield, Utah production facilities and the related impact of the transfer of production to other facilities, mainly Milton, Pennsylvania, and the write-down of goodwill associated with the Campfire crisp rice snack bar brand and the Polaner fruit spreads brand.

         The Vacaville, California production facility is expected to close in December 1998, while the adjacent distribution center and the Clearfield, Utah facility are expected to close in the first quarter of 1999. The total closure costs of approximately $40.6 million represents $29.5 million of non-cash charges, primarily for the write-down of property, plant and equipment to net realizable value, cash charges of $9.0 million for severance and related benefit costs for affected employees, and $2.1 million in facility closure costs. The severance and related costs relate to the termination of approximately 525 employees.

         Production of a majority of the products currently manufactured at the Vacaville facility will be shifted to other facilities, mainly Milton, Pennsylvania. The Company will outsource the production of tomato paste and will enter into a third-party manufacturing agreement for the production of Ro*Tel diced tomatoes, both of which are currently manufactured at the Vacaville facility. The manufacturing of the Campfire products will

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


         Restructuring Charge, (Continued)

         be transferred to the Lakeville, Minnesota facility that was recently acquired as part of the Grist Mill acquisition. The Company anticipates that it will incur approximately $3.0 million of additional non-capitalizable expenses as the transfer and installation of the relocated equipment occurs. It is expected that the entire process will be completed by the end of 1999.

         The Campfire and Polaner brands have been impacted by continued retail category sales declines, which have further deteriorated in recent months. The current and projected sales trends and the resulting impact on the brands' future profitability have impaired the valuation of their long-lived assets, necessitating a write-down to each brand's fair value. The write-down of goodwill is $47.7 million and $29.7 million for the Campfire crisp rice snack bar brand and for the Polaner fruit spreads brand, respectively.

         At September 30, 1998, $10.6 million of restructuring charges remained in Other accrued liabilities. This amount is comprised of severance and related costs and facility closure costs. Payments in the amount of $0.6 million were made in September 1998.

8.       LONG-TERM DEBT

         The Company amended its Senior Secured Bank Credit Facilities (Senior Bank Facilities) as of September 16, 1998. The Senior Bank Facilities now comprise (i) a $516.5 million Tranche A term loan facility, maturing in 2004 with mandatory semiannual repayments commencing September 30,1998 and aggregating $17.2 million, $50.8 million, $72.4 million, $92.8 million, $104.2 million and $115.6 million in the years 1998 through 2003, respectively, and the remaining $63.5 million on May 31, 2004; (ii) a $149.8 million Tranche B term loan facility, maturing in 2005 with mandatory semiannual repayments commencing September 30, 1998 aggregating $0.2 million in 1998, $0.4 million in years 1999 through 2003, $20.2 million in 2004, and the remaining $127.4 million in 2005; (iii) a $100.0 million Tranche B-1 term loan facility, maturing in 2006 with mandatory semiannual repayments commencing March 31, 1999 aggregating approximately $0.3 million in each of the years 1999 through 2005, and the remaining $98.2 million in 2006; (iv) a $230 million revolving credit facility (the Revolving Credit Facility), which includes a Canadian facility of $30 million, maturing in 2004, or earlier upon repayment of the Tranche A term loans.

         Borrowings under the amended Senior Bank Facilities bear interest based on the Eurodollar Rate or an Alternate Base Rate, as defined, plus applicable margins. The Canadian portion of the Revolving Credit Facility bears interest at the Canadian Prime Rate, or the Canadian Bankers' Acceptance Rate, as defined, plus applicable margins. Margins range from 0.5% to 2.00%. At September 30, 1998, interest rates in effect for Tranches A, B, B-1 and the Revolving Credit Facility were 7.04%, 7.29%, 7.60% and 7.40%, respectively.

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

                                                           September 30, 1998       December  31, 1997
                                                           ------------------       ------------------
                                                               (unaudited)

         Current assets                                     $       331,334         $      262,531

         Noncurrent assets                                          600,551                426,396

         Current liabilities                                        140,633                 80,108

         Noncurrent liabilities                                     147,090                269,591


                                                     For the Three Months                For the Nine Months
                                                      Ended September 30,                Ended September 30,
                                                     1998            1997                1998           1997
                                                     ----            ----                ----           ----
                                                          (unaudited)                         (unaudited)
         Net sales                             $    218,585       $    129,273      $    588,723    $  197,842

         Gross profit                                78,670             42,703           213,872        72,785

         Net (loss)/income                          (55,498)(1)          2,377           (42,276)(1)     3,208

         Net cash provided by
                operating activities                                                      28,856        22,678

         Net cash used in
                investing activities                                                    (188,426)       (5,404)

         Net cash provided by (used in)
               financing activities                                                      158,530       (14,464)

         (1) Includes restructuring charge of $61.3 million (net of $33.8 million tax benefit).

10.      FINANCIAL INSTRUMENTS

         The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness is subject to either fixed interest rates or interest rate protection through December 1998.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


         Financial Instruments, (Continued)

         The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating interest rate payments for fixed interest rate payments as well as fixed interest rate payments for floating interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

         As of September 30, 1998, the Company had the following interest rate instruments in effect (notional amounts are in millions; the collar and swap rates are based on three-month and six-month LIBOR):

                                                 Notional       Strike
                                                  Amount         Rate          Period
                                                 --------       ------      ------------

              Interest Rate Collar                 $135         8.00%       9/97 - 12/98
                                                                5.25%

              Interest Rate Swaps                  $200         9.72%       8/98 - 11/01
                                                    600         5.43%       8/98 -  8/03

         The Company has also entered into interest rate cap and interest rate collar agreements that became effective on October 2, 1998 as follows (notional amounts are in millions; rates are based on six-month LIBOR):

                                                 Notional       Strike
                                                  Amount         Rate         Period
                                                 --------       ------     -------------

              Interest Rate Cap                    $225         6.75%      10/98 - 10/99

              Interest Rate Collar                 $150         5.75%      10/98 - 10/01
                                                                3.76%

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the interest rate instruments are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At September 30, 1998, the Company estimates it would have to pay $18.5 million to terminate the agreements.

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

         The Company incurred monitoring and oversight fees of $400 and $250 for the three months ended September 30, 1998 and 1997 and $1,200 and $750 for the nine months ended September 30, 1998 and 1997, respectively. In addition, the Company incurred financial advisory fees of $1,890 and $2,445 for the three months ended September 30, 1998 and 1997 and $3,967 and $2,445 for the nine months ended September 30, 1998 and 1997, respectively.

13.      COMMITMENTS AND CONTINGENCIES

         The Company has ongoing royalty arrangements with several parties, primarily representing licensing agreements for its wet spices business and for the use of characters in the Company's canned pasta business. In the ordinary course of business, the Company enters into contracts for the purchase of certain of its raw materials.

         Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, regulations and decrees, including the Comprehensive Environmental Response, Compensation and Liability Act, and liability for known environmental claims, will not have a material adverse effect on the Company's financial statements as a whole. However, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

         The Company is involved in various pending or threatened litigation and claims. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that any liability arising from, or the resolution of any pending or threatened litigation or claims, in the aggregate will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


14.      EARNINGS PER SHARE

         Basic Earnings Per Share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if options to issue common stock are assumed to be exercised or converted into common stock.

         The EPS computations are based on the following amounts:

                                                       For the Three Months                  For the Nine Months
                                                        Ended September 30,                  Ended September 30,
                                                 -------------------------------       -------------------------------
                                                      1998              1997               1998               1997
                                                 ------------       ------------       ------------       ------------
         Basic EPS computation:
              Net (loss)/income available to
                  common shares                  $    (48,971)      $    (10,806)      $     (8,584)      $      6,091
              Average number of shares
                  outstanding                      77,449,186         61,922,990         77,351,764         61,922,990
              Basic earnings per share           $      (0.63)      $      (0.17)      $      (0.11)      $       0.10

         Diluted EPS computation:
              Net (loss)/income available to
                 common shares                   $    (48,971)      $    (10,806)      $     (8,584)      $      6,091
              Average number of shares
                 outstanding                       77,449,186         61,922,990         77,351,764         61,922,990
              Effect of dilutive stock
                 options                            3,011,662          4,275,100          3,480,578          1,424,922
                                                 ------------       ------------       ------------       ------------
              Total number of shares
                 outstanding                       80,460,848         66,198,090         80,832,342         63,347,912
              Diluted earnings per share         $      (0.63)*     $      (0.17)*     $      (0.11)*     $       0.10

            * Effect of incremental shares is antidilutive.

15.      IMPACT OF RECENT ACCOUNTING STANDARDS

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

         In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. This statement is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect this statement will have on its financial statements.

16.      SUBSEQUENT EVENTS

         On October 23, 1998, the Company purchased 4.4 million shares of its common stock, par value $.01 per share, from AHP Subsidiary Holding Corporation, a subsidiary of American Home Products for approximately $57,200 ($13.00 per share) and intends to hold the shares in treasury. The purchase of the common stock was financed by the Company with borrowings under its Senior Bank Facilities. American Home Products continues to own approximately 4.4 million shares and continues to have demand registration rights that it may exercise in the future with respect to these shares.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Three and Nine Months Ended September 30, 1998 and 1997.

NET SALES - The Company's net sales were $439.7 million for the three months ended September 30, 1998 as compared to $349.5 million in the comparable 1997 quarter, an increase of $90.2 million, or 25.8%. Approximately $85.3 million of the increase related to sales of companies acquired subsequent to September 30, 1997 (Productos Del Monte, Creative Products, Orleans Seafood, Puritan, Grist Mill and Trenton Home Foods) and therefore were not reflected in the 1997 amounts. Bumble Bee Seafood sales increased $4.8 million to $104.7 million in the three months ended September 30, 1998. Sales of the Company's other brands were slightly higher than the comparable 1997 quarter, primarily due to increases in Chef Boyardee sales, offset by (i) competitive pressures in the crisp rice snack bars category, (ii) a reduction in sales of Crunch 'n Munch products to certain mass merchant customers due to reduced promotional activity, and (iii) continuing lower sales in Polaner All-Fruit.

For the nine months ended September 30, 1998, net sales were $1,230.7 million as compared to $843.9 million for the comparable 1997 nine months, an increase of $386.8 million, or 45.8%. Approximately $190.1 million of the increase related to sales of companies acquired subsequent to September 30, 1997 (Productos Del Monte, Creative Products, Orleans Seafood, Puritan, Grist Mill and Trenton Home Foods) and therefore were not reflected in the 1997 amounts. The Bumble Bee Seafoods sales increase of $210.3 million over the 1997 period reflects sales for the nine months of 1998 as compared to sales for the three months ended September 30, 1997 (Bumble Bee Seafoods was acquired on July 1, 1997). Sales of the Company's other brands decreased by $13.6 million, primarily as a result of lower volume in the Company's snack food category due to (i) competitive pressures in the crisp rice snack bars category, (ii) a reduction in sales of Crunch 'n Munch products to certain mass merchant customers due to reduced promotional activity, and (iii) continuing lower sales in Polaner All-Fruit.

COST OF GOODS SOLD - Cost of goods sold was $231.2 million for the three months ended September 30, 1998 as compared to $182.2 million in the comparable 1997 quarter. Expressed as a percentage of net sales, cost of goods sold increased to 52.6% from 52.1% in 1997. This was primarily attributable to the inclusion of the operations of the companies acquired in the fourth quarter of 1997 and 1998, which have lower gross margins in comparison with the Company's historical margins. Cost of goods sold for Bumble Bee Seafoods (acquired on July 1, 1997) expressed as a percentage of net sales declined to 68.6% from 71.1% in the comparable 1997 quarter, primarily resulting from a more favorable sales mix. Cost of goods sold for the Company's historical brands declined to 43.0% of net sales from 44.5% of net sales in the comparable 1997 quarter. The decline in cost of goods sold as a percentage of net sales for the historical brands resulted from the continuing overall reductions in the Company's manufacturing costs, which reflect management's continuing cost reduction initiatives.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Cost of Goods Sold, (Continued)

For the nine months ended September 30, 1998, cost of goods sold as a percentage of net sales increased to 52.2% from 48.9% for the comparable 1997 period. This was primarily attributable to the inclusion of the operations of the companies acquired in the fourth quarter of 1997 and 1998, which have lower gross margins in comparison to the Company's historical margins. Excluding the 1997 and 1998 acquisitions, cost of goods sold declined to 43.0% of net sales from 46.0% of net sales for the comparable 1997 period, reflecting management's continuing cost reduction initiatives and price increases in Chef Boyardee canned pasta in July, 1997.

TOTAL MARKETING EXPENSES - Total marketing expenses increased to $84.7 million for the three months ended September 30, 1998 as compared to $69.1 million in 1997. Expressed as a percentage of net sales, total marketing expenses decreased to 19.3% from 19.8% for the comparable 1997 period. The increase of $15.5 million was attributable to the inclusion of the fourth quarter 1997 and 1998 acquisitions (Productos Del Monte, Creative Products, Orleans Seafood, Puritan, Grist Mill and Trenton Home Foods), which aggregated $14.0 million, as well as Bumble Bee Seafoods ($0.3 million) and existing brands ($1.2 million, primarily resulting from increased media spending).

Total marketing expenses increased to $244.1 million for the nine months ended September 30, 1998, as compared to $178.4 million for the comparable 1997 period. Expressed as a percentage of net sales, total marketing expenses decreased to 19.8% from 21.1% for the comparable 1997 nine month period. The increase of $65.7 million was attributable to the inclusion of the 1997 and 1998 acquisitions (Bumble Bee Seafoods, Productos Del Monte, Creative Products, Orleans Seafood, Puritan, Grist Mill and Trenton Home Foods), which aggregated $69.8 million, offset by $4.1 million of lower expenditures on existing brands, primarily resulting from increased media spending, offset by a reduction in coupon promotions and improved management of trade promotion spending.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative (SG&A) expenses and other expenses were $174.6 million for the three months ended September 30, 1998 ($56.3 million excluding the restructuring charge of $118.1 million and the stock option compensation charge of $0.2 million) as compared to $88.7 million in 1997 ($43.9 million excluding the stock option compensation charge of $44.8 million). Approximately $11.0 million of the $12.4 million increase was attributable to the companies acquired in the fourth quarter 1997 and 1998 (Productos Del Monte, Creative Products, Orleans Seafood, Puritan, Grist Mill and Trenton Home Foods). The balance of the increase was attributable to Bumble Bee Seafoods ($0.1 million) and existing brands ($1.3 million). Total SG&A expenses as a percentage of net sales increased to 12.8% in the three months ended September 30, 1998 from 12.6% in the comparable quarter (excluding the restructuring charge and the stock option compensation charge in 1998 and the stock option compensation charge in 1997).

SG&A and other expenses increased to $281.7 million for the nine months ended September 30, 1998 compared to $164.7 million for the comparable 1997 period. Total SG&A expenses excluding the charges noted above were $162.7 million for the nine months ended September

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Selling, General and Administrative Expenses, (Continued)

30, 1998 compared to $119.9 million for the comparable 1997 period. Approximately $27.3 million of the $42.8 million increase was attributable to the companies acquired in the fourth quarter 1997 and 1998 (Productos Del Monte, Creative Products, Orleans Seafood, Puritan, Grist Mill and Trenton Home Foods). The Bumble Bee Seafoods increase of $12.8 million over the 1997 period reflects nine months of 1998 as compared to the three months ended September 30, 1997. The balance of the increase, or $2.7 million, was attributable to the existing brands. Total SG&A expenses as a percentage of net sales declined to 13.2% for the nine months ended September 30, 1998 from 14.2% for the comparable 1997 period.

In September 1998, the Company recorded a restructuring charge of $118.1 million relating to the closure of the Vacaville, California and Clearfield, Utah production facilities and the related impact of the transfer of production to other facilities, mainly Milton, Pennsylvania, and the write-down of goodwill of the Campfire crisp rice snack bar brand and the Polaner fruit spreads brand.

The Vacaville, California production facility is expected to close in December 1998, while the adjacent distribution center and the Clearfield, Utah facility are expected to close in the first quarter of 1999. The total closure costs of approximately $40.6 million represents $29.5 million of non-cash charges, primarily for the write-down of property, plant and equipment to net realizable value, cash charges of $9.0 million for severance and related benefit costs for affected employees, and $2.1 million in facility closure costs. The severance and related costs relate to the termination of approximately 525 employees.

Production of a majority of the products currently manufactured at the Vacaville facility will be shifted to other facilities, mainly Milton, Pennsylvania. The Company will outsource the production of tomato paste and will enter into a third-party manufacturing agreement for the production of Ro*Tel diced tomatoes, both of which are currently manufactured at the Vacaville facility. The manufacturing of the Campfire products will be transferred to the Lakeville, Minnesota facility that was recently acquired as part of the Grist Mill acquisition. The Company anticipates that it will incur approximately $3.0 million of additional non-capitalizable expenses as the transfer and installation of the relocated equipment occurs. It is expected that the entire process will be completed by the end of 1999.

The Campfire and Polaner brands have been impacted by continued retail category sales declines, which have further deteriorated in recent months. The current and projected sales trends and the resulting impact on the brands' future profitability have impaired the valuation of their long-lived assets, necessitating a write-down to each brand's fair value. The write-down of goodwill is $47.7 million and $29.7 million for the Campfire crisp rice snack bar brand and for the Polaner fruit spreads brand, respectively.

At September 30, 1998, $10.6 million of restructuring charges remained in Other accrued liabilities. This amount is comprised of severance and related costs and facility closure costs. Payments in the amount of $0.6 million were made in September 1998.

In the third quarter of 1997, the Company recorded a non-cash charge aggregating $44.8 million related to stock option compensation.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


INTEREST EXPENSE - Interest expense for the three months ended September 30, 1998 was $24.2 million as compared to $27.5 million for the comparable 1997 period. The decrease in interest expense reflects a lower outstanding debt balance during the quarter ended September 30, 1998 as compared to the comparable 1997 quarter as well as a lower weighted average interest rate for the period.

Interest expense for the nine months ended September 30, 1998 was $70.8 million as compared to $79.2 million for the comparable 1997 period. The decrease in interest expense is due to a lower outstanding debt balance during the nine months ended September 30, 1998 as compared to the comparable 1997 period as well as a lower weighted average interest rate for the period.

PROVISION FOR INCOME TAXES - The income tax benefit for the three months ended September 30, 1998 was $26.5 million compared to a tax benefit of $7.0 million for the comparable 1997 period. The effective tax rate of 35.1% for the three months ended September 30, 1998 was impacted by the recognition, within the quarter, of the tax affect of the write-off of non-deductible goodwill, which was a component of the restructuring charge. Excluding the restructuring charge, the effective tax rate for the three months ended September 30, 1998 was 38.2% as compared to 39.4% for the comparable 1997 period.

The income tax benefit for the nine months ended September 30, 1998 was $0.2 million compared to the tax expense of $4.2 million for the comparable 1997 period. The effective tax rate of 1.7% was impacted by the recognition of the tax affect of the write-off of non-deductible goodwill, as discussed above, and by the significant reduction of operating income attributable to the restructuring charge. Excluding the restructuring charge, the effective tax rate was 39.0% as compared to 41.0% for the comparable 1997 period. The Company anticipates sufficient future income to realize deferred tax assets recorded at September 30, 1998. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

NET (LOSS)/INCOME - For the three month period ended September 30, 1998, the net loss was $49.0 million as compared to a net loss of $10.8 million for the comparable 1997 period for the factors discussed above. Excluding the restructuring charge and the non-cash stock option compensation charge in 1998 and the non-cash stock option compensation charge in 1997, net income increased to $26.5 million from $16.3 million, or 62.6%.

For the nine month period ended September 30, 1998, the net loss was $8.6 million as compared to net income of $6.1 million for the comparable 1997 period for the factors discussed above. Excluding the restructuring charge and the non-cash stock option compensation charge in 1998 and the non-cash stock option compensation charge in 1997, net income increased to $67.3 million from $32.5 million, or 107.1%.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1998 was $99.9 million, or $13.1 million higher than the comparable 1997 period. The increase was attributable to additional depreciation and amortization ($7.9 million) and the restructuring charge ($117.5 million), offset by changes in assets and liabilities ($45.3 million), stock option compensation expense ($43.8 million), deferred income taxes ($8.5 million), and lower net income ($14.7 million).

Net cash used in investing activities for the nine months ended September 30, 1998 was $298.2 million, or $126.5 million higher than the comparable 1997 period. The Company through its Canadian subsidiary, International Home Foods (Canada), Inc., purchased substantially all of the assets relating to the Puritan stews and canned meats business from Unilever's T. J. Lipton Canada division for approximately $41.0 million. The Company purchased Grist Mill Co. for approximately $106.6 million, net of cash acquired. In addition, the Company through its subsidiary Trenton Home Foods, Inc., acquired the Libby's brand of retail and international canned meat products and the Trenton, Missouri manufacturing facility for $128.2 million. For the nine months ended September 30, 1998, the Company invested $20.4 million in capital expenditures, an increase of $11.8 million over the comparable 1997 period, primarily attributable to expenditures for companies acquired in 1997 and 1998 ($11.3 million).

Cash provided by financing activities was $196.8 million for the nine months ended September 30, 1998, compared to cash provided by financing activities for the nine months ended September 30, 1997 of $102.8 million. The Company borrowed $316.0 million and repaid $303.0 million under the terms of its Revolving Credit Facility. In addition, the Company borrowed $210.0 million in term loans under the tranches of its Senior Bank Facilities, and repaid $31.1 million under the term loans. The net additional borrowings were used to fund the acquisitions of Puritan, Grist Mill and Trenton Home Foods. The Company incurred $1.7 million of debt issuance costs and received $2.0 million in proceeds from the exercise of stock options.

The Company amended its Senior Bank Facilities on September 16, 1998 by adding a new $100.0 million term loan and used the proceeds to repay a portion of the outstanding borrowings under its Revolving Credit Facility. At November 6, 1998, the Company had $114.4 million available under its Revolving Credit Facility.

On October 23, 1998 the Company purchased 4.4 million shares of its common stock, par value $.01 per share, from AHP Subsidiary Holding Corporation, a subsidiary of American Home Products for approximately $57,200 ($13.00 per share) and intends to hold the shares in treasury. The purchase of the common stock was financed by the Company with borrowings under its Senior Bank Facilities.

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

The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating interest rate payments for fixed interest rate payments as well as fixed interest rate payments for floating interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

As of September 30, 1998, the Company had the following interest rate instruments in effect (notional amounts are in millions; the collar and swap rates are based on three-month and six-month LIBOR):

                                           Notional    Strike
                                            Amount      Rate           Period
                                           --------    ------          ------

           Interest Rate Collar             $ 135       8.00%       9/97 - 12/98
                                                        5.25%

           Interest Rate Swaps              $ 200       9.72%       8/98 - 11/01
                                              600       5.43%       8/98 - 8/03

The Company has also entered into interest rate cap and interest rate collar agreements that became effective on October 2, 1998 as follows (notional amounts are in millions; rates are based on six-month LIBOR):

                                           Notional    Strike
                                            Amount      Rate           Period
                                           --------    ------          ------
           Interest Rate Cap                $ 225       6.75%       10/98 - 10/99

           Interest Rate Collar             $ 150       5.75%       10/98 - 10/01
                                                        3.76%

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

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. This statement is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect this statement will have on its financial statements.

READINESS FOR YEAR 2000 - Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, and as a result may be unable to accurately process certain data before, during or after the Year 2000. As a result, entities are at risk for possible miscalculations or systems failures causing disruptions in business operations. This Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Readiness for Year 2000, (Continued)

A Year 2000 Compliance Project, directed by the Vice President of Information Systems, has been in process at the Company since 1997. The Company's business systems are either being replaced with newer systems that are Year 2000 compliant or each system that will be retained is being remediated. The internal project team for manufacturing systems compliance is complemented by a project control review by an outside consulting firm. The project scope is not limited to computerized business systems. Infrastructure issues including, but not limited to, telephone switches, personal computers, data communication network control software and production process control software, are also being addressed.

Achieving Year 2000 compliance for our business systems will largely be a by-product of our corporate initiative to improve access to business information through a common, integrated computing system across the organization. The Company has implemented an Enterprise Resource Planning (ERP) System based on SSA's Business Planning and Control System (BPCS) software. This software is being used in all existing operations and is/or will be used in recently acquired operations. It is anticipated that this software will be Year 2000 compliant by December 31, 1998. Other non-Year 2000 compliant business software is being replaced or upgraded to versions which are Year 2000 compliant. Total business systems compliance costs are anticipated to not exceed $0.2 million, excluding internal costs.

The Company's infrastructure issues are currently being assessed and management anticipates completion of a remediation plan by November 30, 1998. Management anticipates substantial critical manufacturing process control system compliance by January 31, 1999. All major manufacturing process control systems are anticipated to be Year 2000 compliant by May 31, 1999. Remediation cost estimates are not yet final but are not expected to be material.

The Company is in the process of surveying its business partners, including customers and vendors, as well as original equipment manufacturers, financial institutions, and employee benefit providers to determine the status of their Year 2000 compliance efforts.

The Company will develop contingency plans as it becomes apparent that such plans are warranted.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. The Company believes that with the completion of the remediation of the business systems, the possibility of significant interruptions of normal operations should be reduced. However due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the inability to ensure readiness of third parties, the Year 2000 compliance issue could have a material adverse impact on the Company's results of operations, cash flows and financial condition. Based upon information available at this time, the Company believes that the cost of Year 2000 readiness will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. Year 2000 expenditures are being funded through operating cash flow.

                         INTERNATIONAL HOME FOODS, INC.

                                     PART II




ITEM 5          OTHER INFORMATION

                Pursuant to Rule 14a-4(c)(1) of the Exchange Act of 1934, the Company's management will have discretionary authority with respect to proxies submitted to the 1999 annual meeting of stockholders on any matter which the Company does not receive notice of by no later than sixty days before such meeting or (if later) ten days after the first public notice of such meeting is sent to the stockholders of the Company. This rule does not affect the deadline set forth in Rule 14a-8 of the Exchange Act of 1934 for including a shareholder proposal in the Board of Directors' solicitation of proxies. A shareholder proposal must be received by Lynne Misericordia, Treasurer, 1633 Littleton Road, Parsippany, New Jersey 07054, on or before December 8, 1998, in order to be included in such proxy materials pursuant to Rule 14a-8.

ITEM 6          EXHIBITS AND REPORT ON FORM 8-K

      (a)       Exhibits:

                (10) Credit Agreement, dated November 1, 1996, amended and restated as of September 16, 1998, by and among the Company and the banks signatory thereto.

                (12) Statements showing computation of ratio of earnings to fixed charges based on SEC Regulation S-K, Item 503.

                (27) Financial Data Schedule

      (b)       Reports on Form 8-K:

                Dated September 25, 1998, under Item 7 (Financial Statements and Exhibits).

                Dated October 27, 1998, under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

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

                                               International Home Foods, Inc.
                                                        (Registrant)

Date:     November 12, 1998                    /s/ C. DEAN METROPOULOS
                                               -------------------------
                                               C. Dean Metropoulos
                                               Chairman of the Board and
                                               Chief Executive Officer

Date:     November 12, 1998                    /s/ N. MICHAEL DION
                                               -------------------------
                                               N. Michael Dion
                                               Senior Vice President and
                                               Chief Financial Officer

                         INTERNATIONAL HOME FOODS, INC.


INDEX TO EXHIBITS


EXHIBIT
NUMBER                                        EXHIBITS
------                                        --------

  10 Credit Agreement, dated November 1, 1996, amended and restated as of September 16, 1998, by and among the Company and the banks signatory thereto.

  12          Computation of Consolidated Ratio of Earnings to Fixed Charges

  27          Financial Data Schedule