Form 10-K
period 1998-12-31
INTERNATIONAL HOME FOODS INC
filed 1999-03-31
CIK 1027881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  For The Fiscal Year Ended December 31, 1998 Commission File Number: 001-13537

                         INTERNATIONAL HOME FOODS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   13-3377322
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

        1633 LITTLETON ROAD
           PARSIPPANY, N.J.                              07054
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)  (973-359-9920)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  Title of each class                    Name of each exchange where registered
  ----------------------                 --------------------------------------
  Common Stock par value                      New York Stock Exchange
  $0.01 per share

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

                                  Yes [X]  No  [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to its Form 10-K [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                                  Aggregate market value
                                      Outstanding at             held by non-affiliates at
        Class                         February 28, 1999              February 28, 1999
        -----                         -----------------              -----------------
Common stock, par value $0.01            73,334,727                     $444,936,719

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Part II.

2. Portions of the registrant's Proxy Statement to be furnished in connection with the 1999 Annual Meeting of Stockholders are incorporated into Part III.

                                TABLE OF CONTENTS

PART I                                                                       Page Number
    Item 1.     Business                                                          1

    Item 2.     Properties                                                       17

    Item 3.     Legal Proceedings                                                18

    Item 4.     Submission of Matters to a Vote of Security Holders              18

PART II

    Item 5.     Market for Registrant's Common Equity and Related Stockholders   19
                Matters

    Item 6.     Selected Financial Data                                          19

    Item 7.     Management's Discussion and Analysis of Financial Condition and  19
                Results of Operations

    Item 8.     Financial Statements and Supplementary Data                      19

    Item 9.     Changes in and Disagreements with Accountants on Accounting and  19
                Financial Disclosure

PART III

    Item 10.    Directors and Executive Officers of the Registrant               20

    Item 11.    Executive Compensation                                           20

    Item 12.    Security Ownership of Certain Beneficial Owners and Management   20

    Item 13.    Certain Relationships and Related Transactions                   20

    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  20

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

On July 1, 1997, the Company consummated the acquisition of substantially all of the assets of Bumble Bee Seafoods, Inc. and its operating subsidiaries ("Bumble Bee Seafoods") for approximately $163.1 million in cash, including fees, and the assumption of certain liabilities, including trade payables and certain accrued liabilities. Bumble Bee(R) is one of the leading brands of premium canned seafood in the U.S. and the leading brand of canned white meat tuna and canned salmon in the U.S. The assets acquired consisted primarily of inventory, accounts receivable, property, plant and equipment and trademarks used by the Bumble Bee Business for the processing and marketing of the Company's Bumble Bee canned seafood products. Prior to this transaction, Bumble Bee Seafoods was highly leveraged and had capital constraints which limited Bumble Bee Seafoods' ability to source raw materials and most effectively market its products. To facilitate the purchase of the Bumble Bee Business by the Company free and clear of existing liens, Bumble Bee Seafoods filed for bankruptcy. In connection with the transaction, the Company increased its borrowings under the Senior Bank Facilities by $110.0 million. The remainder of the purchase price was provided from the Company's available cash on hand.

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

On November 21, 1997, the Company acquired substantially all of the assets of Orleans Seafood, Inc. ("Orleans") for $26.9 million, including transaction fees. Orleans(R) is a specialty canned seafood manufacturer and marketer. The acquisition was funded through borrowings under the Company's Senior Bank Facilities.

On March 9, 1998, the Company, through its Canadian subsidiary, International Home Foods (Canada), Inc., purchased certain assets relating to the Puritan(R) stews and canned meats business ("Puritan") from Unilever's T. J. Lipton Canada division for a total purchase price of approximately $41.0 million, including transaction fees. The acquisition was funded with borrowings under the Company's Senior Bank Facilities. Puritan is the largest processor and marketer of canned stews and meats in Canada, with products marketed under the Puritan and Fraser Farms brand names.

On April 14, 1998, the Company acquired all of the stock of Grist Mill Co. ("Grist Mill") for approximately $112.8 million, including transaction fees. The Company financed the acquisition with borrowings under its Senior Bank Facilities. Grist Mill(R) is a manufacturer and distributor of store brand and value-priced branded food products including ready-to-eat cereals, fruit snacks, granola bars, fruit-filled cereal bars, crisp rice marshmallow bars and preformed pie crusts.

On September 8, 1998 the Company, through its subsidiary Trenton Home Foods, Inc., acquired the Libby's(R) brand of retail and international canned meat products, the Spreadable(R)and Broadcast(R) brands, and the Trenton, Missouri manufacturing facility for those products ("Libby's"), from Nestle USA, Inc. for approximately $129.4 million, including transaction fees. The Company, through a fifteen year license agreement with Nestle will continue to use the Libby's trademark. In addition, the Company and Nestle have entered into a long-term supply agreement through December 31, 2002, with three additional one-year terms at the option of Nestle, under which the Company will continue to manufacture Nestle food service products at the facility in Trenton, Missouri. This supply agreement provides that the Company is reimbursed for the variable cost per case, as defined, for all product which has been produced and packaged by the Company and shipped on behalf of Nestle, plus an amount paid quarterly which approximates the Company's fixed costs for such period. The Company financed the acquisition of the Libby's canned meat business with borrowings under its Senior Bank Facilities. Libby's is a leading domestic manufacturer, importer and global marketer of canned meat products, including Vienna sausages, corned beef, salmon, hash and chili.

On January 19, 1999, the Company, through its subsidiary Bumble Bee Seafoods acquired the canned seafood brands (Clover Leaf(R) and Paramount(R) and business of British Columbia Packers from George Weston, Ltd. of Canada for a total purchase price of approximately $38.0 million including transaction fees. The acquisition was funded through borrowings under the Company's Senior Bank Facilities.

The Company's well-established portfolio of shelf-stable food products includes Chef Boyardee(R) prepared foods, Bumble Bee premium canned seafood, Libby's canned meats, Pam(R) cooking spray and Gulden's(R) mustard. In the United States, 12 of the Company's 16 principal branded product lines command the number one position in their defined markets during 1998. Many of the Company's brands also command leading market positions in Canada, Mexico and Puerto Rico. The Company's portfolio of leading brands provides the Company with a strong presence in the United States as well as an attractive platform for continued international expansion. The Company's brand name business is complemented by growing food service and private label businesses and sales to the U.S. military.

                              PRODUCTS AND MARKETS

     The Company has three reportable business segments - Branded Products, Seafood, and Private Label and Foodservice. Branded Products is defined as U.S. grocery sales for the following products: Chef Boyardee, Libby's brand of canned meats, Southwest brands (Luck's(R), Ro*Tel(R), Dennison's(R) and Ranch Style(R) Brands), Specialty brands (PAM, Polaner(R), Gulden's, Maypo(R), Wheatena(R), Maltex(R), and G. Washington's(R) and Snack brands (Crunch'n Munch(R), Jiffy Pop(R) and Campfire(R)). Seafood includes all grocery, private label and food service sales for the Bumble Bee, Orleans and Libby's brands of canned seafood products. The Paramount and Clover Leaf brands acquired in January 1999 will be reported in the Seafood segment. Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust, personal care products and sales to foodservice distributors. The All Other category is comprised of sales to the military and the International division which includes branded, private label and foodservice sales in Canada, Mexico, Puerto Rico, as well as export sales.

     The Company sells the products in each of its segments primarily to grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, drug and mass merchants and warehouse clubs.

     Additional financial information about the Company's business segments is incorporated by reference from Note 24 of the Notes to Consolidated Financial Statements on pages 51 and 52 of the 1998 Annual Report.

     References to market, category, segment sales, market share percentages and market positions reflect grocery sales dollars for the 52-week period ended January 16, 1999, as gathered by A.C. Nielsen for United States markets.

BRANDED PRODUCTS

     CHEF BOYARDEE. The Chef Boyardee product line consists of canned pasta, microwave pasta, pizza kits, dry dinners, pizza and spaghetti sauces and private label canned pasta. Management believes that Chef Boyardee products appeal to families with children because they are generally convenient, nutritionally sound and inexpensive relative to other quick meal and snacking alternatives.

     The Company separates the canned pasta product line into two categories:
"All Family" and "Kids". The "All Family" category represents canned pasta products primarily consumed by children over the age of six as well as adults. The "Kids" category represents canned pasta products typically consumed by children age six and under. The Company's "All Family" canned pasta line consists primarily of Beef Ravioli, Overstuffed Ravioli and Mini-Ravioli, in both regular and 99% fat-free product offerings, as well as Spaghetti & Meatballs and Beefaroni. The Company's "Kids" canned pasta line features the Chef Jr. line which includes shapes such as ABC's, 123's, aliens and dinosaurs and is specially formulated to appeal to younger children.

     As the table below indicates, Chef Boyardee is the leading brand in the canned pasta category with a 55% market share in 1998, followed by the Campbell Soup Company's Franco American brand at 36%. The remaining nine percent of this category is fragmented, with private label accounting for approximately seven percent.


                                                                              1998 Market Share
                                                                   ------------------------------------
                                                                    Chef           Franco
         Categories                                Size            Boyardee       American        Other
                                           (Dollars in millions)
     "All Family"                                  $310              78%            12%            10%
     "Kids"                                         201              20%            73%             7%
                                                   ----
         Total Canned Pasta                        $511              55%            36%             9%
                                                   ====

     As indicated in the table above, Chef Boyardee holds a dominant position in its core "All Family" category while Franco American products have the number one position in the "Kids" category. Management believes that its "All Family" products compete primarily within the broader category of prepared or quick meals.

     Management intends to continue to build Chef Boyardee's brand equity through strong advertising support and packaging that aggressively promote the Chef Boyardee brand name. In addition, management believes that sales of Chef Boyardee products can be enhanced by (i) leveraging the Company's dominant position in the "All Family" category by targeting advertising campaigns toward moms and children ages 9 to 13, the older segment of the brand's traditional consumer base, (ii) encouraging greater use of Chef Boyardee products, particularly as an after-school snack, (iii) the introduction of new products that appeal to older children and adults, and (iv) promoting the nutritional benefits of Chef Boyardee, including its 99% fat-free products, versus other quick meal alternatives.

     LIBBY'S CANNED MEATS. The Libby's product line includes Vienna sausages, corned beef, potted meat, hash and chili. Libby's is the second leading brand in the $224.6 million canned meat category, with a 25% market share. Armour is the market leader with a 33% market share. Libby's is the leader in the corned beef segment with a 37.0% market share and is second in the Vienna sausage and corned beef hash segments with a 25.8% and 19.5% market share, respectively. Similar to the Company's other canned product lines, the Company believes that Libby's products appeal to consumers because they are convenient to prepare and provide nutritional benefits at an affordable price.

     SOUTHWEST BRANDS. The Company offers products in the growing southwestern cuisine market on a national basis with tomato-based items and on a regional basis with beans and chili. Canned beans and chili were $964.6 million and $317.6 million categories in 1998, respectively, with the Western and Southern regions representing approximately 73% of total U.S. chili volume. Tomatoes with green chilies was a $45.6 million category in 1998, within the $490.2 million canned tomato category, with the Southern region representing approximately 62% of total U.S. volume.

     Ro*Tel. The Company's Ro*Tel brand is primarily sold in the Southern and Western regions of the U.S. On a national basis, Ro*Tel has a 7% share of canned tomatoes and 80% share of tomatoes with green chilies. The Company competes with Hunt's and Del Monte products in these categories. The Company plans to expand the brand through product line extensions and geographical expansion. The brand is known as a zesty, robust and flavorful tomato ingredient used primarily in combination with processed cheese as a dip for tortilla chips. The Company's marketing strategy for Ro*Tel has primarily consisted of only print advertising campaigns and on-package recipes. In 1998 the Company began its first televised advertising campaign, in combination with the print advertising, which features Ro*Tel as the secret ingredient that can be used to enhance traditional dishes.

     Ranch Style. The Ranch Style product line consists of pork `n beans, baked beans, refried beans, ingredient beans, chili and beef-stew. The brand is marketed primarily in the southwestern United States where it led the region with a 21% share of the miscellaneous canned bean market in 1998 and a 40% share of the pork and beans market in 1998. With ingredients that are low in fat and high in protein, Ranch Style products are positioned to satisfy the growing trend toward healthy eating. The Company expanded the line offerings by introducing four new baked bean items in 1997 and a line of refried beans in 1998, as well as beans with sweet onions. Ranch Style has had a presence in Mexico for over five years and management believes that sales of the brand can be expanded in this market. On a combined basis, Ranch Style led the canned bean category in the Southwest with a 26% market share in 1998.

     Luck's. Luck's is the leader in the $63.8 million miscellaneous bean market in the Southeast with a 32% market share in 1998. The Luck's product line primarily includes bean products known for their traditional southern-style flavor. In March 1998, the Company launched it's first entry into the baked beans category and supported it with television advertising, coupons and in-store demos. The successful launch has given Luck's a 5.9% share of the baked beans category in the Southeast.

     Dennison's. Dennison offers a complete line of chili including con carne with and without beans, extra hot chili, reduced fat, turkey and vegetarian chili. These products are marketed as the "Stand-Up" chili with a distinctly extra thick and hearty profile. The brand has traditionally been marketed in the West where it had a 17% share of the region's $124.9 million chili market in 1998.

     SPECIALTY BRANDS. The Company's specialty brands include PAM cooking spray, Gulden's mustard, Polaner fruit spreads, Maypo, Wheatena and Maltex hot cereals, and G. Washington's dry seasonings and broths.

     PAM. The Company's PAM products include Original, Butter and Olive Oil non-stick cooking sprays. The Company's advertising and marketing strategy for PAM emphasizes that it is the only all-natural cooking spray for healthy, low-fat cooking. As a result of PAM's image and performance, the brand enjoys a loyal customer base and a premium price.

     In grocery outlets, the non-stick cooking spray category has grown at a compound annual rate of approximately 8% from 1993 to 1998. Management believes that this rapid sales growth has been driven by a trend toward healthier eating and cooking. Several well known chefs and numerous cookbook and magazine recipes have advocated cooking sprays in lieu of fattier oils and spreads. PAM is the market leader in the $168.6 million non-stick cooking spray category with 49% , while CPC International, Inc's Mazola, Proctor & Gamble's Crisco and Unilever's Shedd's had market shares of 14%, 4% and 2%, respectively. Private label accounts for most of the remaining market share with approximately 22%, of which Creative Products (acquired by the Company in 1997) produced the majority.

     Management intends to capitalize on PAM's premium image and the trend toward healthier eating by identifying and promoting new usage occasions through print and television advertising campaigns and on-package and in-store recipe suggestions. In 1998, the Company introduced two new flavors, garlic and lemon, which currently have approximately a 5% market share in total. In addition, the company has begun to distribute PAM in Mexico.

      Gulden's. Gulden's mustard is the leader in the brown mustard segment with a 47% market share in 1998, followed by French's Deli Style with a 24% market share. Brown mustard is a $43.2 million segment of the $292.6 million mustard category. The brown mustard grocery segment grew at a compound annual rate of 8% between 1993 and 1998. The Company continued to build its presence within the category with the introduction of Gulden's zesty honey mustard in July 1998.

     Polaner. The Polaner brand is comprised of a broad array of products competing within the general fruit spread (including jams, jellies, preserves and fruit-juice-sweetened spreads) and wet spices markets. The Company sold Polaner in February 1999 for $30.0 million.

     Other. A number of smaller brands complete the Company's specialty brands portfolio, including Maypo, Wheatena and Maltex hot cereals and G. Washington's dry seasonings and broths.

     SNACK BRANDS. In the snack food category, the Company's brands include Crunch 'n Munch glazed popcorn and pretzels, Campfire marshmallows and marshmallow crisp rice bars and Jiffy Pop unpopped popcorn.

     Crunch 'n Munch. Crunch 'n Munch, a combination of popcorn and fresh dry roasted peanuts coated with a butter toffee glaze, is offered in four flavors (Buttery Toffee, Caramel, Almond Supreme and Fat Free Buttery Toffee). Crunch 'n Munch is positioned as a snack to satisfy the salty and sweet cravings of consumers. The Company believes that the brand's new contemporary package design, as well as further product line extensions such as the 1997 introduction of its fat-free product and the 1998 introduction of Crunch 'n Munch Glazed Pretzels, will allow it to increase its consumer base. Moreover, management believes that the brand can achieve significantly higher levels of sales with increased marketing support.

     Glazed popcorn was a $60.7 million category in 1998. Glazed popcorn products are purchased by consumers of all ages. Younger households are more likely to purchase Borden, Inc.'s Cracker Jack brand due to its appeal to kids, while older households are more likely to purchase Crunch 'n Munch due to its appeal to adults. During 1998, Crunch 'n Munch commanded a 41% market share, followed by Cracker Jack at 33%. No other competitor accounts for more than 10% of the market.

     Campfire marshmallows. The Campfire brand name is the oldest brand name in the marshmallows category. Campfire marshmallow is the second leading brand in the $108.1 million grocery marshmallow market with a 10% market share in 1998. Favorite Brands, Inc.'s Jet Puff brand is the market leader with a 46% market share, with private label accounting for the balance of the market.

SEAFOOD

     Seafood includes all grocery, private label and foodservice sales for the Bumble Bee, Orleans and Libby's brands of canned seafood products. Bumble Bee is one of the leading brands of premium canned seafood products in the U.S. The Bumble Bee product line consists principally of canned white meat tuna, canned light meat tuna and canned salmon. Bumble Bee holds a number one share of the canned white meat tuna market and the canned salmon market and is the third leading brand in the canned light meat tuna market. Similar to the Company's Chef Boyardee product line, management believes that Bumble Bee products appeal to consumers because they are convenient to prepare and more nutritious relative to other quick meal and snacking alternatives. In 1998, the Company acquired the Libby's brand of canned salmon.

     The 1998 canned tuna market in the U.S. is approximately $1.2 billion and is generally segmented into two main categories, white meat ($487.5 million) and light meat ($656.0 million). White meat tuna is processed from albacore tuna and has a superior quality image and premium price compared to light meat tuna (which is processed from skipjack and yellowfin tuna) due to its milder flavor, lighter color and firmer texture. The Company's canned white meat tuna product line has significantly higher gross margins than the Company's light meat tuna products.

     As the table below indicates, Bumble Bee is the market leader in the white meat canned tuna segment with a 40% market share in 1998, followed by H. J. Heinz Company's Starkist brand and Chicken of the Sea International's, Chicken of the Sea brand. In the light meat canned tuna segment, Bumble Bee is the third leading brand with a 15% market share in 1998. Private label represents 6% and 16% of the canned white meat market and canned light meat tuna market, respectively. In addition to Bumble Bee's leading market positions in canned tuna, Bumble Bee is also the market leader in canned salmon with a 20% market share in 1998.


                                                                           1998 Market Share
                                                            ---------------------------------------------------
             Categories                    Size             Bumble Bee   Starkist  Chicken of the Sea     Other
                                   (Dollars in millions)
     Canned White Meat Tuna                $487                40%          33%            15%             12%
     Canned Light Meat Tuna                $656                15%          50%            17%             18%

     Prior to the acquisition of Bumble Bee Seafoods by the Company, sales of Bumble Bee products suffered as a result of being owned by a financially troubled company that was highly leveraged and had capital constraints which limited Bumble Bee Seafoods' ability to source raw fish and effectively market its products. To help stimulate sales of Bumble Bee products, management is (i) introducing complementary products under the Bumble Bee brand name that emphasize the convenience and nutritional benefits of canned seafood,
(ii) broadening the distribution of Bumble Bee products to include alternative markets such as food service operators and (iii) aggressively sourcing albacore tuna for Bumble Bee canned white meat tuna.

PRIVATE LABEL AND FOODSERVICE

     Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust, personal care products and sales to foodservice distributors. Private label sales totaled $200.4 million in 1998. The Company has become the leading private label manufacturer of fruit snacks, ready-to-eat cereals and wholesome snack bars with the acquisition of Grist Mill in 1998. The Company is also the leading manufacturer of private label cooking spray with its 1997 acquisition of Creative Products.

     The Company also supplies many of its products to restaurants, institutions, schools, ballparks, the vending trade, distributors and chain accounts. In 1998, this accounted for sales of $49.5 million. In addition, the Company has implemented a number of initiatives to expand the penetration of its branded products in the food service industry, including broadening its product lines to meet the specialized needs of the food service industry and increasing its marketing and sales efforts. Management believes that opportunities exist for additional growth in food service sales.

ALL OTHER

     The Company's Branded Products, Seafood, Private Label and Foodservice business segments in the United States are complemented by sales to the military and a strong international presence in Canada, Mexico and Puerto Rico.

     Canada. The Company manufacturers and markets Chef Boyardee canned pasta, PAM cooking spray, Crunch 'n Munch glazed popcorn, Puritan stews and canned meats and certain other products in Canada. The Company commands the number one market share position in canned pasta, stews and meatballs and cooking spray sales in Canada, with Chef Boyardee canned pasta, Puritan and PAM.

     Mexico and Puerto Rico. Through the Company's subsidiary, Productos Del Monte, the Company is a leading manufacturer and marketer of branded catsup, canned vegetables and bottled salsa in Mexico. The Company intends to expand sales of its U.S. products in Mexico, initially targeting PAM and Ranch Style, and plans to use Productos Del Monte's sales and distribution capabilities to achieve this strategy. In addition, the Company markets Chef Boyardee canned pasta, Crunch 'n Munch and Jiffy Pop in Puerto Rico.

     Military. The Company sells many of its products to military bases both in the U.S. and internationally. Products sold to the military totaled $21.5 million in 1998 and include Chef Boyardee canned pasta, PAM cooking spray, Crunch 'n Munch glazed popcorn, Polaner fruit spreads and Ranch Style beans.

     The Company's recognizable portfolio of leading brands provides a critical mass of brand name sales that (i) allows the Company to realize synergies in manufacturing, marketing, distribution and raw material sourcing, (ii) creates a position of strength with retailers that is critical in maintaining and securing valuable retail shelf space for existing and new brands and (iii) provides a strong platform for introducing product line extensions and new products.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 29 of the Company's 1998 Annual Report, which is incorporated herein by reference.

                                    INDUSTRY

     The U.S. food industry is characterized by relatively stable growth based on modest price and population increases. Over the last ten years, the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing and production and expand retail distribution. The importance of sustaining strong relationships with retailers has become a critical success factor for food companies and is driving many initiatives such as category management and continuous replenishment programs. Food companies with category leadership positions and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies.


                                    MARKETING

     The Company's marketing programs consist of advertising, consumer promotions and trade promotions. The Company's advertising program is comprised of television, radio, newspaper and magazine advertising aimed at increasing consumer awareness of the Company's brands and building consumer loyalty. Consumer promotions include targeted coupons and on-package offers designed to generate trial usage and increase purchase frequency. The Company's trade promotions focus on obtaining retail display support, achieving key price points and securing retail shelf space.

                                  RAW MATERIAL

     The primary raw materials used in the Company's operations include tin cans, flour, meat, tomatoes, tuna, salmon, corn, beans and peanuts. All of the Company's raw materials are widely available from numerous suppliers, other than white albacore tuna processed by Bumble Bee, for which there is limited worldwide supply and a limited number of suppliers.

                                   TRADEMARKS

     The Company owns a number of registered trademarks, including Chef Boyardee, Bumble Bee, PAM, Franklin Crunch 'n Munch, Spreadables, Gulden's, Jiffy Pop, Dennison's, Luck's, Ranch Style, Ro*Tel, Campfire, Marshmallow Munchie, Puritan, Fraser Farms, Orleans, Clover Leaf, Paramount, Harris, Broadcast, Wheatena, Maypo, Maltex and G. Washington's. Libby's canned meats are registered trademarks licensed to the Company. Registration of the Chef Jr. trademark is pending. Management is not aware of any fact that would have a materially adverse impact on the continuing use of these trademarks.

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

                                    EMPLOYEES

     As of December 31, 1998, the Company employed approximately 5,637 people. Approximately 38% of the Company's employees are unionized. Approximately 66% of the unionized employees are represented by the United Food & Commercial Workers International Union (part of the AFL-CIO) and have collective bargaining agreements which extend into the year 2001. Approximately 18% of the unionized employees are represented by the American Federation of Grain Millers ("AFGM") whose contract expired in February 1999. The Company and AFGM are renegotiating a collective bargaining agreement. Approximately 10% of the unionized employees are represented by the National Syndication of Workers from the Refrigeration Industry and Packers of Food Products whose contract expires in December 1999. Approximately 4% of the unionized employees are represented by the Teamsters Union, whose contract expires in March 2001. Approximately 2% of the unionized employees are represented by the Bakery Confectionary and Tobacco Workers International Union whose contract expires December 2001.

                      CERTAIN LEGAL AND REGULATORY MATTERS

     Food Safety and Labeling. The Company is subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration (FDA). This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. The Company is subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture. Although the Company has voluntarily recalled products from time to time in the past, no such recall has had a material effect on the Company's results of operations.

     A private interest group in California has sent notice to the Company maintaining that Bumble Bee Seafood, and others, are not in compliance with certain warning requirements of Proposition 65. Proposition 65 requires that products sold in California which contain certain chemicals listed by the State as being carcinogens above certain safety levels, must be labeled with a warning.

     Specifically, the notice alleges that the Company and others have exposed members of the public to mercury, methyl mercury and/or other mercury compounds, without first giving warning to such persons in accordance with California Health and Safety Code Section 25249.6. The Company is presently evaluating the merits of the claims underlying the notice. Should the Company be required to comply with the labeling requirements of Proposition 65, sales of tuna products only in California may be adversely effected.

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

     The Company has responsibility for environmental, safety, and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, regulations and decrees and liability for known environmental claims, will not have a material adverse effect on the Company's financial statements as a whole. However, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

     Insurance. The Company maintains general liability, product liability, property, workers' compensation and other insurance in amounts and on terms that it believes are customary for companies similarly situated.

     Litigation. The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                    RISK ASSOCIATED WITH BUSINESS ACTIVITIES

     Substantial Leverage. The Company is highly leveraged. At December 31, 1998, the Company had outstanding indebtedness of $1,217.1 million including $811.5 million under the Senior Bank Facilities, $400.0 million of the Company's Senior Subordinated Notes and a $5.6 million term loan related to it's Grist Mill facility. A substantial portion of the cash flow from the Company's operations will be applied to service the Company's obligations in respect of its indebtedness for the foreseeable future. In addition to periodic interest payments, the Company is required to make semiannual repayments of the term loans under its Senior Bank Facilities and is further required to apply a portion of its excess cash flow to repay the loans thereunder.

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

     Restrictive Debt Covenants. The Senior Bank Facilities and the indenture related to the Senior Subordinated Notes (the "Indenture") contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, the Company is required to comply with specified financial ratios and satisfy certain financial condition tests. The Company's ability to comply with such agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of such covenants or restrictions could result in a default under the Seniors Bank Facilities or the Indenture, which would permit the senior lenders or the holders of the Senior Subordinated Notes, as the case may be, to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest. If the Company were unable to repay its indebtedness to its senior lenders, such lenders could proceed against the collateral securing such indebtedness. If the indebtedness under the Senior Bank Facilities or the Senior Subordinated Notes were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company.

     General Risks of Food Industry. The food products manufacturing industry is subject to the risk of adverse changes in general economic conditions; the effects of retail consolidation; adverse changes in local markets resulting in greater risks inherent in the limited shelf life of food products in case of oversupply; lack of attractiveness of a particular food product line after its novelty has worn off; evolving consumer preferences and nutritional and health-related concerns; federal, state and local food processing controls; consumer product liability claims; the risk of product tampering; and the availability and expense of insurance.

     Dependence on Raw Materials. The primary raw materials used in the Company's operations include tin cans, flour, meat, tuna, salmon, tomatoes, corn, beans and peanuts. All of the Company's raw materials are generally available from numerous suppliers, other than white albacore tuna processed by the Bumble Bee Business, for which there is limited worldwide supply and a limited number of suppliers. The prices of many of these raw materials are affected by, among other things, agricultural policies of the United States government and weather conditions. Movement in the price level of these raw materials can have a corresponding impact on finished product costs, and hence, gross margins. The ability of the Company to pass through increases in costs of raw materials to its customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which the Company operates.

     Implementation of Business Strategy; Strategic Acquisitions. The Company intends to pursue a business strategy of increasing sales and earnings in its business through growing sales of existing brands and achieving cost savings. No assurance can be given that the Company will be successful in implementing this strategy.

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

     Competition. The food products business is highly competitive. Numerous brands and other products compete for shelf space and sales, with competition based primarily on brand recognition and loyalty, price, quality and convenience. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. A number of these competitors have broader product lines as well as substantially greater financial and other resources available to them and lower fixed costs, and there can be no assurance that the Company can compete successfully with such other companies. In addition, many of the Company's competitors may be substantially less leveraged. Competitive pressures or other factors could cause the Company's products to lose market share or result in significant price erosion, which could have a material adverse effect on the Company.

CONTROL BY PRINCIPAL STOCKHOLDER; RELATIONSHIP WITH PRINCIPAL STOCKHOLDER AND MANAGEMENT.

     Hicks Muse and certain of its officers, employees and affiliates own or control a majority of the outstanding shares of Common Stock and, accordingly, will be able to (i) direct the election of a majority of the members of the Board of Directors of the Company and therefore direct the management and policies of the Company, (ii) practically determine the outcome of any corporate or other matter submitted to the Company's stockholders for approval, including any merger, consolidation, sale of all or substantially all of the Company's assets or "going private" transaction and (iii) prevent or cause a change of control of the Company. The interests of Hicks Muse may conflict with those of other stockholders of the Company. In addition, certain officers and directors of the Company also serve as officers or directors of other portfolio companies of Hicks Muse. Service as a director or officer of both the Company and another company (other than a subsidiary of the Company) could create or appear to create potential conflicts of interest when the director or officer is faced with decisions that could have different implications for the Company and such other company. A conflict of interest could also exist with respect to allocation of the time and attention of persons who are officers of both the Company and one or more other companies. Under Delaware law, directors and officers have a fiduciary duty to act in good faith and in what they believe to be in the best interests of the corporation and its stockholders. Such duties include the duty to refrain from impermissible self-dealing and to deal fairly with respect to transactions in which such directors or officers, or other companies with which they are affiliated, have an interest.

     Neither Hicks Muse nor Mr. Metropoulos, the Chief Executive Officer, is restricted from acquiring or managing other companies in the food business, including companies that may be competitive with the Company. Hicks Muse has publicly stated that it expects to commit significant amounts of equity capital to acquire food and other branded consumer product companies in North America and Latin America that Mr. Metropoulos will help manage. There is no agreement requiring that any such acquisition opportunities be pursued through the Company. As a result, conflicts may exist between the Company on the one hand and Hicks Muse and Mr. Metropoulos on the other hand with respect to the allocation of corporate opportunities, including acquisition opportunities. No assurance can be given that any such conflicts will be resolved in favor of the Company.

GOVERNMENT REGULATION

     The Company's operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture and other state and local authorities regarding the processing, packaging, storage, distribution, advertising and labeling of the Company's products and environmental compliance. The Company's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. The Company's advertising is subject to regulation by the Federal Trade Commission (FTC) pursuant to the Federal Trade Commission Act and regulations issued thereunder. In addition, the Company is subject to similar laws in foreign jurisdictions in which it conducts operations. The Company believes that it is currently in compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that the Company is in compliance with such laws and regulations or that it will be able to comply with any future laws and regulations. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

     The past and present business operations of the Company and the past and present ownership and operation of real property by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with such laws and regulations is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position. No assurance can be given, however, that additional environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigations, assessments or expenditures.

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

PRODUCT LIABILITY; PRODUCT RECALLS

     The Company may be subject to significant liability should the consumption of any of its products cause injury, illness or death and may be required to recall certain of its products in the event of contamination or damage to the products. There can be no assurance that product liability claims will not be asserted against the Company or that the Company will not be obligated to recall its products. The Company has not historically incurred material expenditures in respect of product liability claims and maintains insurance against such liabilities. A product liability judgment against the Company or a product recall could have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2.  PROPERTIES

The Company operates the manufacturing plants described in the following table. All of these plants are owned by the Company, other than the Utah facility, which the Company leases under an operating lease with an initial term that expires in 1999 and contains a renewal option for an additional five year term for which the Company will not renew and the 55,300 square foot Manta, Ecuador facility. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate the Company's planned growth over the next five years.


         LOCATION                              SQUARE FEET                PRODUCTS MANUFACTURED
     Milton, Pennsylvania                       895,400       Canned pasta, microwave products, mustard, glazed
                                                              popcorn, pizza kits, dinner kits and sauces
     Vacaville, California (1)                  354,800       Canned pasta, microwave products, tomatoes with
                                                              green chilies, chili and tomato paste
     Trenton, Missouri                          335,200       Vienna sausages, hash, potted meat, sandwich spreads,
                                                              and sausage and gravy.
     Lakeville, Minnesota                       244,000       Cereals, granola bars, fruit filled cereal bars,
                                                              marshmallows, and marshmallow crisp rice bars
     Mayaguez, Puerto Rico                      222,000       Canned tuna
     Irapuato, Mexico                           212,000       Catsup, canned vegetables and bottled salsa
     Clearfield, Utah (2)                       210,000       Marshmallows and marshmallow crisp rice bars
     Fort Worth, Texas                          204,800       Beans and chili
     Seagrove, North Carolina                   198,000       Beans, vegetables, fruit and popcorn
     Rossville, Illinois                        193,000       Cooking spray and health and beauty aids
     Niagara Falls, Canada                      165,500       Canned pasta, pizza kits, dinner kits, sauces, glazed
                                                              popcorn, stews and meatballs
     Santa Fe Springs, California               122,000       Canned tuna
     Danville, Illinois                         120,000       Fruit Snacks
     Manta, Ecuador                              66,000       Canned tuna and tuna loins for processing in the
                                                              Company's Santa Fe Springs facility
     Manta, Ecuador                              55,300       Canned tuna
     Violet, Louisiana                           41,000       Canned shrimp, crab and mackerel
     Highspire, Pennsylvania                     29,000       Cereals

In addition, the Company owns a 30% interest in a water treatment plant adjacent to its Puerto Rico processing plant.

(1) The Vacaville facility was closed in 1998 and all products manufactured there have been either outsourced or moved to other facilities.

(2) The Clearfield facility is expected to close in the second quarter of 1999 and products manufactured there will be transferred to the Lakeville, Minnesota facility.

The Company distributes its products in the United States through sixteen distribution points, eight of which are owned by the Company and eight of which are leased. The Company's distribution system uses a combination of common carrier trucking, Company trucks and inter-modal rail transport. In Canada, the Company operates seven distribution points, one of which is Company-owned. In Mexico, Productos Del Monte operates nine distribution centers, one of which is Company-owned. Management believes that the Company's sales and distribution network has the capacity to support substantial increases in volume.

The Company leases office space in Parsippany, New Jersey, Manta, Ecuador, San Diego, California and Greenwich, Connecticut under operating leases expiring in January 2007, June 2001, April 2002 and October 2004, respectively.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.

A private interest group in California has sent notice to the Company maintaining that Bumble Bee Seafood, and others, are not in compliance with certain warning requirements of Proposition 65. Proposition 65 requires that products sold in California which contain certain chemicals listed by the State as being carcinogens above certain safety levels, must be labeled with a warning. Specifically, the notice alleges that the Company and others have exposed members of the public to mercury, methyl mercury and/or other mercury compounds, without first giving warning to such persons in accordance with California Health and Safety Code Section 25249.6. The Company is presently evaluating the merits of the claims underlying the notice. Should the Company be required to comply with the labeling requirements of Proposition 65, sales of tuna products only in California may be adversely effected.

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

In the ordinary course of business, the Company enters into contracts for the purchase of certain of its raw materials and is involved in various pending or threatened litigation and claims. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes through its discussions with counsel that its liability arising from or the resolution of any pending or threatened litigation or claims, in the aggregate will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Information regarding the Company's common stock and market price for the period from November 19, 1997 through December 31, 1998 is set forth on page 53 and on the inside back cover of the 1998 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 1998 is set forth on page 54 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1998 is set forth on pages 23 through 29 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements comprising the consolidated balance sheets at December 31, 1998 and 1997, and the consolidated statements of income, stockholders' equity (deficit), and cash flows, and notes to financial statements for each of the years in the three year period ended December 31, 1998 are set forth on pages 31 through 54 of the 1998 Annual Report and is incorporated herein by reference.

Selected unaudited quarterly financial data for the years ended December 31, 1998 and 1997 is set forth on page 53 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's directors and executive officers is set forth on pages 3 through 5 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth on pages 6 and 7 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth on pages 13 and 14 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth on pages 14 and 15 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.  Financial Statements

           Report of Independent Accountants for years ended December 31, 1998 and 1997.

           Consolidated Balance Sheets as of December 31, 1998 and 1997.

           Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

           Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996.

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

           Notes to Consolidated Financial Statements.

The foregoing Financial Statements are included in Part II, Item 8 of this Report and are set forth on pages 31 through 54 of the 1998 Annual Report and are incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)



       2. Financial Statement Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

       3.       EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

2.1*     --  Agreement of Sale and Plan of Merger (the "Merger Agreement")
             entered into among AHP subsidiary Holding Corporation, American
             Home Food Products, Inc., AHFP Holding Corporation and AHFP
             Acquisition Corporation dated as of September 5, 1996+

2.2*     --  First Amendment to Agreement of Sale and Plan of Merger dated as of
             October 31, 1996+

3.1***   --  Amended and Restated Certificate of Incorporation

3.2***   --  Bylaws of International Home Foods, Inc.

4.1*     --  Registration Rights Agreement made as of November 1, 1996 by and among International Home Foods, Inc. (formerly American Home Food
             Products, Inc.), AHP Subsidiary Holding Corporation and AHFP
             Holding Corporation

4.2*     --  Indenture dated as of November 1, 1996 between the Company and
             United States Trust Company of New York

10.1*    --  Transitional Services Agreement dated as of November 1, 1996 between American Home Products Corporation and International Home
             Foods, Inc.

10.2*    --  Financial Advisory Agreement dated as of November 1, 1996 by and between International Home Foods, Inc. and Hicks, Muse & Company
             Partners, L.P. ("HMCo")

10.3***  --  International Home Foods, Inc. 1997 Stock Option Plan

10.4*    --  Nonqualified Stock Option Agreement dated November 1, 1996 by and between International Home Foods, Inc. and C. Dean Metropoulos

10.5**** --  Agreement and Plan of Merger dated March 10, 1998, by and among the
             Company, IHF/GM Acquisition Corporation, IHF/GM Holding Corporation and Grist Mill Co.

10.6*    --  Nonqualified Stock Option Agreement dated November 12, 1996 by and between International Home Foods, Inc. and M. L. Lowenkron

10.7*    --  Nonqualified Stock Agreement dated November 12, 1996 by and between
             International Home Foods, Inc. and Roger T. Staubach

10.8*    --  Indemnification Agreement dated November 1, 1996 between
             International Home Foods, Inc. and C. Dean Metropoulos, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing documents

10.9*    --  Transition Services Agreement dated November 1, 1996 by and between the Company and American Home Products Corporation

10.10*   --  Monitoring and Oversight Agreement dated as of November 1, 1996 by and between International Home Foods, Inc. and Hicks, Muse &
             Company Partners, L.P.

10.11*   --  Nonqualified Stock Option Agreement dated January 3, 1997, by and between International Home Foods, Inc. and L. Hollis Jones

10.12*   --  Financial Advisory Agreement dated November 1, 1996 by and between the Company and Hicks, Muse & Company Partners, L.P.

10.13*** --  Nonqualified Stock Option Agreement by and between the Company and
             John H. Bess

10.14    --  Not Used

10.15*** --  Agreement and Plan of Reorganization, dated October 1, 1997, between the Company and AHFP Holding Corporation

10.16*** --  Amended and Restated Jams Manufacturing Agreement, dated March 3,
             1997, between Roseland Manufacturing, Inc. and the Company

10.17*** --  Asset Purchase and Sale Agreement, dated May 1, 1997, by and among
             Bumble Bee Seafoods, Inc., Bumble Bee International, Inc., Commerce Distributing Company, Santa Fe Springs Holding Company, the Company and Bumble Bee Acquisition Corporation.

10.18****--  Credit Agreement, dated November 1, 1996, amended and restated
             September 16, 1998, by and among the Company and the banks' signatory thereto.

10.19**  --  Employment Agreement, dated February 22, 1999 by and between the
             Company and C. D. Metropoulos

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


10.20**  --  Nonqualified Stock Option Agreement, dated December 2, 1998 between the Company and C. D. Metropoulos

10.21**  --  Employment Agreement, dated October 23, 1998 by and between the
             Company and N. Michael Dion

12.1**   --  Computation of Consolidated Ratio of Earnings to Fixed Charges

13.1**   --  Annual Report

21.1**   --  Subsidiaries of the Company

23.1**   --  Consent of PricewaterhouseCoopers LLP, Independent Accountants

27.1**   --  Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form S-4, dated February 19, 1997, File No. 333-18859

**       Filed herewith

*** Incorporated by reference to the Company's Registration Statement on Form S-1, dated September 24, 1997, File No. 333-36249

**** Incorporated by reference to the Company's Schedule 14D-1 and 13D dated March 17, 1996

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


(b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Parsippany, State of New Jersey.

                         INTERNATIONAL HOME FOODS, INC.


   March 30, 1999              By:  /s/  C. Dean Metropoulos
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


        Signature                                      Capacity                                            Date
        ---------                                      --------                                            ----
  /s/ C. Dean Metropoulos                 Chairman of the Board and Chief Executive                    March 30, 1999
-------------------------                 Officer (Principal Executive Officer)
      C. Dean Metropoulos

  /s/ N. Michael Dion                     Chief Financial Officer                                      March 30, 1999
-------------------------                 (Principal Financial and Accounting Officer)
      N. Michael Dion

  /s/ L. Hollis Jones                     Director                                                     March 30, 1999
-------------------------
      L. Hollis Jones

  /s/ Thomas O. Hicks                     Director                                                     March 30, 1999
-------------------------
      Thomas O. Hicks

  /s/ Charles W. Tate                     Director                                                     March 30, 1999
-------------------------
      Charles W. Tate

  /s/ Michael J. Cramer                   Director                                                     March 30, 1999
-------------------------
      Michael J. Cramer

  /s/ Michael J. Levitt                   Director                                                     March 30, 1999
-------------------------
      Michael J. Levitt

  /s/ M. L. Lowenkron                     Director                                                     March 30, 1999
-------------------------
      M. L. Lowenkron

  /s/ Roger T. Staubach                   Director                                                     March 30, 1999
-------------------------
      Roger T. Staubach

  /s/ John R. Muse                        Director                                                     March 30, 1999
-------------------------
      John R. Muse

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
2.1*     --  Agreement of Sale and Plan of Merger (the "Merger Agreement")
             entered into among AHP subsidiary Holding Corporation, American
             Home Food Products, Inc., AHFP Holding Corporation and AHFP
             Acquisition Corporation dated as of September 5, 1996+

2.2*     --  First Amendment to Agreement of Sale and Plan of Merger dated as of
             October 31, 1996+

3.1***   --  Amended and Restated Certificate of Incorporation

3.2***   --  Bylaws of International Home Foods, Inc.

4.1*     --  Registration Rights Agreement made as of November 1, 1996 by and among International Home Foods, Inc. (formerly American Home Food
             Products, Inc.), AHP Subsidiary Holding Corporation and AHFP
             Holding Corporation

4.2*     --  Indenture dated as of November 1, 1996 between the Company and
             United States Trust Company of New York

10.1*    --  Transitional Services Agreement dated as of November 1, 1996 between American Home Products Corporation and International Home
             Foods, Inc.

10.2*    --  Financial Advisory Agreement dated as of November 1, 1996 by and between International Home Foods, Inc. and Hicks, Muse & Company
             Partners, L.P. ("HMCo")

10.3***  --  International Home Foods, Inc. 1997 Stock Option Plan

10.4*    --  Nonqualified Stock Option Agreement dated November 1, 1996 by and between International Home Foods, Inc. and C. Dean Metropoulos

10.5**** --  Agreement and Plan of Merger dated March 10, 1998, by and among the
             Company, IHF/GM Acquisition Corporation, IHF/GM Holding Corporation and Grist Mill Co.

10.6*    --  Nonqualified Stock Option Agreement dated November 12, 1996 by and between International Home Foods, Inc. and M. L. Lowenkron

10.7*    --  Nonqualified Stock Agreement dated November 12, 1996 by and between
             International Home Foods, Inc. and Roger T. Staubach

10.8*    --  Indemnification Agreement dated November 1, 1996 between
             International Home Foods, Inc. and C. Dean Metropoulos, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing documents

10.9*    --  Transition Services Agreement dated November 1, 1996 by and between the Company and American Home Products Corporation

10.10*   --  Monitoring and Oversight Agreement dated as of November 1, 1996 by and between International Home Foods, Inc. and Hicks, Muse &
             Company Partners, L.P.


10.11*   --  Nonqualified Stock Option Agreement dated January 3, 1997, by and between International Home Foods, Inc. and L. Hollis Jones

10.12*   --  Financial Advisory Agreement dated November 1, 1996 by and between the Company and Hicks, Muse & Company Partners, L.P.

10.13*** --  Nonqualified Stock Option Agreement by and between the Company and
             John H. Bess

10.14    --  Not Used

10.15*** --  Agreement and Plan of Reorganization, dated October 1, 1997, between the Company and AHFP Holding Corporation

10.16*** --  Amended and Restated Jams Manufacturing Agreement, dated March 3,
             1997, between Roseland Manufacturing, Inc. and the Company

10.17*** --  Asset Purchase and Sale Agreement, dated May 1, 1997, by and among
             Bumble Bee Seafoods, Inc., Bumble Bee International, Inc., Commerce
             Distributing Company, Santa Fe Springs Holding Company, the Company and Bumble Bee Acquisition Corporation.

10.18****--  Credit Agreement, dated November 1, 1996, amended and restated
             September 16, 1998, by and among the Company and the banks' signatory thereto.

10.19**  --  Employment Agreement, dated February 22, 1999 by and between the
             Company and C. D. Metropoulos


10.20**  --  Nonqualified Stock Option Agreement, dated December 2, 1998 between the Company and C. D. Metropoulos

10.21**  --  Employment Agreement, dated October 23, 1998 by and between the
             Company and N. Michael Dion

12.1**   --  Computation of Consolidated Ratio of Earnings to Fixed Charges

13.1**   --  Annual Report

21.1**   --  Subsidiaries of the Company

23.1**   --  Consent of PricewaterhouseCoopers LLP, Independent Accountants

27.1**   --  Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form S-4, dated February 19, 1997, File No. 333-18859

**       Filed herewith

*** Incorporated by reference to the Company's Registration Statement on Form S-1, dated September 24, 1997, File No. 333-36249

**** Incorporated by reference to the Company's Schedule 14D-1 and 13D dated March 17, 1996