Form 10-Q
period 1999-03-31
INTERNATIONAL HOME FOODS INC
filed 1999-05-14
CIK 1027881

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 1999

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

                                                     Yes [X] No  [  ]

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at March 31, 1999 was 73,378,608.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q



                                                                                                     Page No.
                                                                                                     --------

PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Condensed Consolidated Statements of Income                                                 3
                Three Months Ended March 31, 1999 and 1998

             Condensed Consolidated Balance Sheets                                                       4
                March 31, 1999 and December 31, 1998

             Condensed Consolidated Statements of Cash Flows                                             5
                Three Months Ended March 31, 1999 and 1998

             Condensed Consolidated Statements of                                                        6
                Comprehensive Income
                  Three Months Ended March 31, 1999 and 1998

             Notes to Condensed Consolidated Financial Statements                                        7

Item 2.      Management's Discussion and Analysis of                                                     18
               Financial Condition and Results of Operations

PART II       OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                         28

Signatures                                                                                               29

Exhibit 12.  Computation of Consolidated Ratio of                                                        31
                   Earnings to Fixed Charges

Exhibit 27.  Financial Data Schedule                                                                     32

                         INTERNATIONAL HOME FOODS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                                      Three Months Ended
                                                                                           March 31,

                                                                                    1999              1998
                                                                                ------------      ------------
                                                                                         (unaudited)


Net sales                                                                       $    514,186      $    388,451
Cost of sales                                                                        280,362           201,762
                                                                                ------------      ------------
        Gross profit                                                                 233,824           186,689

Marketing expenses                                                                   109,739            81,014
Selling, general, and administrative expenses                                         60,959            51,441
                                                                                ------------      ------------
       Income from operations                                                         63,126            54,234

Interest expense                                                                      25,751            22,922
Other (income) expense, net                                                             (175)             (600)
Gain on sale of business                                                             (15,779)             --
                                                                                ------------      ------------
       Income before provision for income taxes                                       53,329            31,912
Provision for income taxes                                                            20,798            12,605
                                                                                ------------      ------------
       Net income                                                               $     32,531      $     19,307
                                                                                ============      ============

Basic earnings per share:
       Net income                                                               $       0.44      $       0.25
                                                                                ------------      ------------
       Shares used in computing basic earnings per share                          73,303,266        77,226,185
                                                                                ------------      ------------

Diluted earnings per share:
       Net income                                                               $       0.43      $       0.24
                                                                                ------------      ------------
       Shares used in computing diluted earnings per share                        75,802,674        81,078,048
                                                                                ------------      ------------







See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                  March 31,      December 31,
ASSETS                                                                              1999             1998
                                                                                -----------      -----------
                                                                                         (unaudited)
Current Assets:
      Cash and cash equivalents                                                 $    23,231      $    17,201
      Accounts receivable, net of allowances                                        174,719          141,422
      Inventories                                                                   226,362          235,730
      Prepaid expenses and other current assets                                      21,114           17,522
      Deferred income taxes                                                          21,074           19,616
                                                                                -----------      -----------
          Total current assets                                                      466,500          431,491


Property, plant and equipment, net                                                  263,552          262,771
Intangible assets, net                                                              400,476          396,617
Deferred income taxes                                                               318,273          330,651
Other assets                                                                         22,492           24,667
                                                                                -----------      -----------
              Total assets                                                      $ 1,471,293      $ 1,446,197
                                                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Due to banks                                                              $    14,477      $    17,470
      Current portion of long-term debt                                              67,804           51,694
      Revolving credit facility                                                      36,094           62,526
      Accounts payable                                                               57,500           44,854
      Accrued compensation and benefits                                              28,478           22,780
      Accrued advertising and promotion                                              52,746           39,102
      Accrued interest                                                               26,280           16,311
      Other accrued liabilities                                                      36,772           33,378
                                                                                -----------      -----------
          Total current liabilities                                                 320,151          288,115

Long-term debt                                                                    1,060,921        1,102,830
Postretirement benefits obligation                                                   25,242           24,487
Other noncurrent liabilities                                                            855              861
                                                                                -----------      -----------
               Total liabilities                                                  1,407,169        1,416,293
                                                                                -----------      -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share; authorized,
      100,000,000 shares; no shares issued or outstanding                       $      --        $      --
Common stock - par value $.01 per share; authorized,
      300,000,000 shares; issued 77,778,608 and
      77,584,348 shares                                                                 778              776
Additional paid-in capital                                                           57,567           56,051
Treasury stock, at cost 4,400,000 shares                                            (57,200)         (57,200)
Retained earnings                                                                    67,028           34,497
Accumulated other comprehensive income (loss)                                        (4,049)          (4,220)
                                                                                -----------      -----------
          Total stockholders' equity                                                 64,124           29,904
                                                                                -----------      -----------
      Total liabilities and stockholders' equity                                $ 1,471,293      $ 1,446,197
                                                                                ===========      ===========



See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                  1999          1998
                                                                                --------      --------
                                                                                     (unaudited)
OPERATING ACTIVITIES:
Net income                                                                      $ 32,531      $ 19,307
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                                 10,621         9,198
    Deferred income taxes                                                         10,921         7,688
    Stock option compensation                                                         26           393
    Gain on sale of business                                                     (15,779)         --
Changes in assets and liabilities, net of acquisitions and divestiture:
    Increase in accounts receivable                                              (18,331)       (5,338)
    Decrease in inventories                                                       26,088         3,992
    Increase in other current assets                                              (3,424)       (6,648)
    Increase in accounts payable                                                   6,471         9,396
    Increase in accrued liabilities                                               28,773         8,151
    Increase in non-current assets                                                  (179)        3,856
    Increase in non-current liabilities                                              738          --
                                                                                --------      --------
        Net cash provided by operating activities                                 78,456        49,995
                                                                                --------      --------

INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                                        (10,865)       (5,984)
    Purchase of businesses, net of cash acquired                                 (37,733)      (34,463)
    Proceeds from sale of business                                                30,000          --
                                                                                --------      --------
        Net cash used in investing activities                                    (18,598)      (40,447)
                                                                                --------      --------

FINANCING ACTIVITIES:
    Increase (Decrease) in due to banks                                           (2,993)        1,062
    Repayment of long-term debt                                                  (25,802)      (13,700)
    Borrowings from revolving credit facility                                     13,124        35,000
    Repayment of borrowings from revolving credit facility                       (40,210)      (25,000)
    Proceeds from exercise of stock options                                        1,232         1,967
                                                                                --------      --------
        Net cash used in financing activities                                    (54,649)         (671)
                                                                                --------      --------

Effect of exchange rate changes on cash                                              821          (907)
                                                                                --------      --------

Increase in cash and cash equivalents                                              6,030         7,970

Cash and cash equivalents at beginning of period                                  17,201        11,872
                                                                                --------      --------

Cash and cash equivalents at end of period                                      $ 23,231      $ 19,842
                                                                                ========      ========

Cash paid during the period for:
    Interest                                                                      14,604        11,466
    Income taxes                                                                   1,814         3,395

See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                                                Three Months Ended
                                                                                     March 31,
                                                                                  1999        1998
                                                                                -------     --------
                                                                                    (unaudited)

Net income                                                                      $32,531     $ 19,307

Other comprehensive income (loss), net of tax:
    Foreign currency translation                                                    171         (593)
                                                                                -------     --------

      Total other comprehensive income (loss)                                       171         (593)
                                                                                -------     --------

Comprehensive income                                                            $32,702     $ 18,714
                                                                                =======     ========







See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1.   ACCOUNTING POLICIES

      Interim Financial Statements

      In the opinion of International Home Foods, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. In 1999 the Company converted its quarterly reporting periods from a calendar period to a 4-4-5 period. As a result of this change there were two additional business days in the first quarter of 1999 as compared to 1998 and there will be one fewer business day in each of the subsequent 1999 quarters as compared to the respective quarters in 1998. The impact on the first quarter results was not material. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

      Reclassifications

      Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

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

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


      Description of Business, Merger, and Acquisition, Continued

      Business

      The Company manufactures and markets a diversified portfolio of shelf-stable food products including entrees, side dishes, snacks, canned fish and canned meats, among others. The Company operates in three reportable business segments (Note 3). The Company sells its products primarily in the United States, Canada and Mexico, and is not dependent on any single or major group of customers for its sales.

3.    BUSINESS SEGMENT INFORMATION

      The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Branded Products is defined as U.S. grocery sales for the following products: Chef Boyardee(R), Libby's(R) brand of canned meats, Southwest brands (Luck's(R), Ro*Tel(R), Dennison's(R) and Ranch Style(R)), Specialty brands (PAM(R) cooking spray, Gulden's(R), Maypo(R), Wheatena(R), Maltex(R) and G. Washington's(R)) and Snack brands (Crunch 'n Munch(R), Jiffy Pop(R) and Campfire(R)). Seafood includes all sales for the Bumble Bee(R), Orleans(R), Libby's, Clover Leaf(R) and Paramount(R) brands of canned seafood products as well as private label and foodservice seafood sales. Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust and personal care products and the sales to foodservice distributors. The All Other category is comprised of sales of Polaner(R) products, sales to the military, contract sales to Nestle and sales of the International division which includes branded, private label and foodservice sales in Canada, Mexico, Puerto Rico and other export sales.

      The Company sold its Polaner fruit spreads and spices business on February 5, 1999 (Note 5). For comparative purposes, the Company has reclassified the Polaner sales and operating income from the Branded Products Segment where it was reported in the Company's 1998 Annual Report, to the All Other category for 1999 and 1998.

      The Company sells the products in each of its segments primarily to grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, drug and mass merchants and warehouse clubs.

      The Company evaluates segment performance based upon segment operating income (earnings before interest expense, other [income] expense, net and income taxes excluding unusual or infrequently occurring items, restructuring charge and stock compensation expense [income]). Certain centrally incurred costs (Corporate), are not allocated to the operating segments.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


      Business Segment Information, (Continued)

      A summary of the Company's three reportable business segments - Branded Products, Seafood, and Private Label and Foodservice is as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                             Segment
                                                                                            Operating
                                                                                Net Sales     Income
1999                                                                            ---------   ---------
----
   Branded Products                                                             $ 206,029     $39,801
   Seafood                                                                        159,966       9,834
   Private Label and Foodservice                                                   78,563      10,393
                                                                                ---------   ---------
     Subtotal - Reportable Segments                                               444,558      60,028
   All Other                                                                       69,628       5,750
                                                                                ---------   ---------
     Total                                                                      $ 514,186     $65,778
                                                                                =========   =========

1998

   Branded Products                                                             $ 173,792     $38,157
   Seafood                                                                        116,542       6,714
   Private Label and Foodservice                                                   40,693       6,622
                                                                                ---------   ---------
     Subtotal - Reportable Segments                                               331,027      51,493
   All Other                                                                       57,424       5,567
                                                                                ---------   ---------
     Total                                                                      $ 388,451   $  57,060
                                                                                =========   =========


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                   1999        1998
                                                                                ---------   ---------
Reconciliation to Consolidated Results

Segment Operating Income                                                        $  65,778       57,060
Less:
   Stock compensation expense                                                          26          393
   Corporate                                                                        2,626        2,433
                                                                                ---------    ---------
           Total consolidated income from
                operations                                                      $  63,126       54,234
                                                                                =========    =========

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


4.   ACQUISITIONS

     On January 19, 1999, the Company through it's subsidiary Bumble Bee Seafoods, Inc. acquired the Cloverleaf and Paramount canned seafood brands and business of British Columbia Packers ("Cloverleaf/Paramount brands") from George Weston Ltd. of Canada for a total purchase price of $37.9 million. The acquisition was partially funded with borrowings under the Company's Senior Bank Facilities and the balance of the purchase price from the Company's available cash balances as of the date of the closing.

     On September 8, 1998 the Company, through its subsidiary Trenton Home Foods, Inc., acquired the Libby's brand of retail and international canned meat products ("Libby's"), and the Trenton, Missouri manufacturing facility for those products from Nestle USA, Inc. for approximately $129.0 million, including transaction fees. The Company, through a fifteen year license agreement with Nestle, will continue to use the Libby's trademark. In addition, the Company and Nestle have entered into a long-term supply agreement through December 31, 2002 with three additional one-year terms at the option of Nestle under which the Company will continue to manufacture Nestle foodservice products at the facility in Trenton, Missouri. This supply agreement primarily is cost-based and provides that the Company is reimbursed for the variable cost per case, as defined, for all product which has been produced and packaged by the Company and shipped on behalf of Nestle, plus an amount paid quarterly which approximates the Company's fixed costs. The Company financed the acquisition of the Libby's canned meat business with borrowings under its Senior Bank Facilities. Libby's is a leading domestic manufacturer, importer and global marketer of canned meat products, including Vienna sausages, corned beef, salmon, hash and chili, and the Spreadables(R) and Broadcast(R) brands.

     On April 14, 1998, the Company acquired all of the stock of Grist Mill Co. ("Grist Mill") for approximately $112.8 million, including transaction fees. The Company financed the acquisition with borrowings under its Senior Bank Facilities. Grist Mill is a manufacturer and distributor of private label and value-priced branded food products including ready-to-eat cereals, fruit snacks, granola bars, fruit-filled cereal bars, crisp rice marshmallow bars and preformed pie crusts.

     On March 9, 1998, the Company, through its Canadian subsidiary, International Home Foods (Canada), Inc., purchased certain assets relating to the Puritan stews and canned meats business ("Puritan") from Unilever's
     T. J. Lipton Canada division for a total purchase price of approximately $41.0 million, including transaction fees. The acquisition was funded with borrowings under the Company's Senior Bank Facilities. Puritan is the largest processor and marketer of canned stews and meats in Canada, with products marketed under the Puritan and Fraser Farms brand names.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


     Acquisitions, (Continued)

     The excess of cost over fair value of net assets acquired for the above acquisitions will be amortized over 15 years for identifiable intangibles and 40 years for goodwill. These acquisitions have been accounted for using the purchase method of accounting, and the operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisition. The information below includes non-cash investing and financing activities supplemental to the consolidated statements of cash flows. A summary of the excess of cost over fair value of net assets acquired resulting from preliminary purchase price allocations for the 1999 and 1998 acquisitions is as follows:

                                                       CLOVERLEAF/
                                                        PARAMOUNT
                                                          BRANDS         LIBBY'S     GRIST MILL     PURITAN
                                                       ------------     --------     ----------     -------
Cost of acquisition, including
  transaction fees                                     $     37,878     $129,013     $  112,813     $41,009
Less:  acquired assets
  Current assets                                             41,094       20,218         18,830       4,620
  Property, plant and equipment                               1,184       25,001         38,190       6,473
  Other assets                                                 --           --              287        --
Add:  liabilities assumed                                     9,967        5,528          5,016        --
                                                       ------------     --------     ----------     -------
Excess of cost over net assets
  acquired                                             $      5,567     $ 89,322     $   60,522     $29,916
                                                       ============     ========     ==========     =======

     The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Puritan, Grist Mill and Libby's had occurred as of the beginning of 1998 and reflect proforma adjustments for goodwill, interest expense and tax expense:

                                                           For the Three Months Ended
                                                                  March 31, 1998
                                                       ------------------------------------
                                                         IHF       Acquisitions     Total
                                                       ------------------------------------
Net sales                                              $388,451     $ 66,429      $454,880
Operating income                                       $ 54,234     $  3,983      $ 58,217
Net income                                             $ 19,307     $   (429)     $ 18,878

Earnings per share:
    Basic                                              $   0.25     $  (0.01)     $   0.24
    Diluted                                            $   0.24     $  (0.01)     $   0.23

     The proforma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future. The acquisition of Cloverleaf/ Paramount brands was not significant, and accordingly, proforma financial information has not been provided.

5.    SALE OF BUSINESS

      On February 5, 1999 the Company sold its Polaner fruit spreads and spices business to B&G Foods, Inc. for approximately $30.0 million in cash, resulting in a gain of $15.8 million ($9.6 million, net of tax or $.13 per diluted share).

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      The following amounts are included in Accumulated other comprehensive income (loss) at March 31, 1999 and December 31, 1998:



                                                                           March 31,      December 31,
                                                                             1999             1998
                                                                           ---------      ------------
Minimum pension liability                                                  $    (249)             (249)
Foreign currency translation                                               $  (3,800)     $     (3,971)
                                                                           ---------      ------------
    Accumulated other comprehensive
       income (loss)                                                       $  (4,049)     $     (4,220)
                                                                           =========      ============


The changes in other comprehensive income (loss), and the related tax effects, are as follows:

                                                                                                        Amount
                                                                             Amount        Income Tax   Net of
                                                                           Before Taxes     Benefit      Taxes
                                                                           ------------    ---------   ---------
For the three months ended
    March 31, 1999
Foreign currency translation                                               $        (89)   $     260   $     171
                                                                           ------------    ---------   ---------
    Total other comprehensive
      income (loss)                                                        $        (89)   $     260   $     171
                                                                           ============    =========   =========

For the three months ended
  March 31, 1998

Foreign currency translation                                               $       (963)   $     370   $    (593)
                                                                           ------------    ---------   ---------
   Total other comprehensive
       income (loss)                                                       $       (963)   $     370   $    (593)
                                                                           ============    =========   =========

7.    INVENTORIES

Inventories consist of:                                                    March 31,      December 31,
                                                                             1999            1998
                                                                           ---------      ------------
   Raw materials                                                           $  47,834      $     47,468
   Work in progress                                                           17,079            18,101
   Finished goods                                                            161,449           170,161
                                                                           ---------      ------------
        Total                                                              $ 226,362      $    235,730
                                                                           =========      ============

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


8.    INCOME TAXES

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

9.   COMMITMENTS AND CONTINGENCIES

      The Company has ongoing royalty arrangements with several parties, primarily for the use of characters in the Company's canned pasta business. The accompanying condensed consolidated statements of income include royalty costs which amounted to $105 and $107 for the three months ended March 31, 1999 and 1998, respectively.

      The Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws, regulations and decrees and liability for known environmental claims, will not have a material adverse effect on the Company's financial statements as a whole. However, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

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

10.  RELATED PARTY TRANSACTIONS

      Effective November 1, 1996, the Company entered into a 10-year monitoring and oversight agreement with an affiliate of its majority stockholder. The agreement provides for an annual fee of the greater of $1,000 or 0.1% of the budgeted consolidated net sales of the Company for the current year. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5% of the transaction value, as defined, for each add-on transaction, as defined. The Company incurred monitoring and oversight fees of $487 and $400 and financial advisory fees of $546 and $744 for the three months ended March 31, 1999 and 1998, respectively.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


11.    FINANCIAL INSTRUMENTS

       The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness is subject to either fixed interest rates or interest rate protection through September 1999.

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

       The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

       As of March 31, 1999, the Company had the following interest rate instruments in effect for which the fair value of these instruments is based on estimated current settlement cost (notional amounts are in millions):

                                         Notional       Strike       Fair
                                          Amount         Rate        Value        Period           Rates
                                        ---------       ------      -------    -------------     ---------
Interest Rate Swaps                     $ 200 (2)        8.97%      $   4.8     8/98 - 11/01     6 - month
                                          600 (1)        5.43%         (8.5)    8/98 -  8/03     3 - month

Interest Rate Cap                       $ 225 (1)        6.75%          --     10/98 - 10/99     6 - month
                                          200 (2)        6.75%          --      8/98 - 11/01     6 - month

Interest Rate Floor                     $ 200 (2)        5.20%         (4.7)    8/98 - 11/01     6 - month

Interest Rate Collar                    $ 150 (1)        5.75%         (0.2)   10/98 - 10/01     3 - month
                                                         3.76%
                                                                    -------
                                                                    $  (8.6)
                                                                    =======

      (1) Agreement exchanges floating interest rate payments for fixed interest rate payments.

      (2) Agreement exchanges fixed interest rate payments for floating interest rate payments.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


12.   GUARANTOR FINANCIAL DATA

      The Company's Senior Subordinated Notes are fully and unconditionally guaranteed by each of the Company's subsidiaries on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning each of the subsidiary guarantors because management has determined that such information is not material to the holders of the Senior Subordinated Notes. Presented below is summarized combined financial information of the subsidiary guarantors:

                                                                     March 31, 1999              December  31, 1998
                                                                     --------------              ------------------
                                                                        (unaudited)

         Current assets                                                  $  343,737                      $  281,119

         Noncurrent assets                                                  616,024                         578,206

         Current liabilities                                                166,266                         111,632

         Noncurrent liabilities                                              23,632                          28,057

                                                                                For the Three Months Ended
                                                                     March 31, 1999                  March 31, 1998
                                                                     --------------                  --------------
                                                                                        (unaudited)

         Net sales                                                       $  293,515                       $  176,415

         Gross profit                                                       104,970                           62,226

         Net income                                                          25,227 (1)                        5,666

         Net cash provided by                                                24,921                           18,616
                operating activities

         Net cash used in                                                   (18,067)                          (3,924)
                  investing activities

         Net cash used in                                                    (2,196)                         (12,950)
                financing activities

December 31, 1998 amounts restated from amounts previously reported. Amounts are not intended to report results as if the subsidiaries were separate stand-alone entities.

(1) Includes an after-tax gain of $9.6 million ($15.8 million pre-tax) from sale of the Polaner fruit spread and spice business.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


13.   IMPACT OF RECENT ACCOUNTING STANDARDS

      On March 4, 1998 Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", was issued. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company adopted this SOP in 1999, the impact of which was immaterial.

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

      The EPS computations are based on the following amounts:



                                                                                For the Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                   1999             1998
                                                                                -----------     -----------
Basic EPS computation:
     Net income available to common shares                                      $    32,531     $    19,307
     Average number of shares outstanding                                        73,303,266      77,226,185
     Basic earnings per share                                                   $      0.44     $      0.25

Diluted EPS computation:
     Net income available to common shares                                      $    32,531     $    19,307
     Average number of shares outstanding                                        73,303,266      77,226,185
     Effect of dilutive stock options                                             2,499,408       3,851,863
                                                                                -----------     -----------
     Total number of shares outstanding                                          75,802,674      81,078,048
     Diluted earnings per share                                                 $      0.43     $      0.24

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


15.   RESTRUCTURING

       In September 1998, in conjunction with management's plan to reduce costs and improve operational efficiencies, the Company recorded a restructuring charge of $118.1 million ($75.3 million after tax). The principal actions in the restructuring plan involve the closure of the Vacaville, California and Clearfield, Utah production facilities and the related impact of the transfer of production to other facilities, mainly Milton, Pennsylvania, and the write-down of goodwill associated with the Campfire crisp rice snack bar brand and the Polaner fruit spreads brand. The Polaner business was subsequently sold (Note 5).

       The Vacaville, California production facility ceased operations in December 1998, while the adjacent distribution center and the Clearfield, Utah facility are expected to close in the second quarter of 1999.

       With the exception of outsourced products, the Company has moved all of the products that were manufactured at the Vacaville facility to other facilities, mainly Milton, Pennsylvania. Production of tomato paste used in Chef Boyardee canned pasta products and of Ro*Tel diced tomatoes, both of which were manufactured at the Vacaville facility prior to its closure, have been outsourced. The manufacturing of the Campfire products is being transferred from Clearfield, Utah to the Company's Lakeville, Minnesota facility. The Company incurs non-capitalizable expenses as the transfer and installation of the relocated equipment from these facilities occurs. The Company has incurred approximately $1.5 million of such costs to date, including $0.9 million for the three months ended March 31, 1999 and anticipates incurring an additional $1.5 million, before the entire process is completed by the end of 1999.

       At March 31, 1999, $4.4 million of restructuring charges remained in other accrued liabilities. This amount is comprised of severance and related costs and facility closure costs. Payments totalling $6.7 million have been made to date, including $3.4 million for the three months ended March 31, 1999.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

QUARTERLY REPORTING - In order to improve future quarterly comparability and operating efficiencies in 1999, the Company converted its quarterly reporting periods from a calendar period to a 4-4-5 period. As a result of this change there were two additional business days in the first quarter of 1999 as compared to 1998 and there will be one fewer business day in each of the subsequent 1999 quarters as compared to the respective quarters in 1998. The impact on the first quarter results was not material.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1999 and 1998.

NET SALES - The Company's net sales were $514.2 million for the three months ended March 31, 1999 as compared to $388.5 million in the comparable 1998 quarter, an increase of $125.7 million, or 32.4%. Approximately $111.9 million of the increase was related to sales of companies acquired during 1999 and 1998, which were not reflected in the 1998 amounts, offset by $8.4 million of lower sales due to the sale of Polaner in February 1999. The remaining $22.2 million increase primarily reflects increases in sales of Bumble Bee products ($13.4 million), Chef Boyardee products ($2.7 million), PAM ($2.7 million) and Southwest cuisine ($5.8 million), partially offset by decreases in International sales of the existing business ($2.9 million) (See Results by Segment on pages 19-21).

COST OF GOODS SOLD - Cost of goods sold was $280.4 million for the three months ended March 31, 1999 as compared to $201.8 million in the comparable 1998 quarter. Expressed as a percentage of net sales, cost of goods sold increased to 54.5% from 51.9% in 1998. This was primarily attributable to the inclusion of the results of the Companies acquired during 1999 and 1998, which have lower average gross margins than the Company's existing products. In connection with the acquisition of the Libby's canned meat business from Nestle, the Company entered into a co-packing agreement pursuant to which the acquired production facility continues to manufacture certain products for Nestle for sale prices which approximate the Company's cost (contract sales to Nestle). This cost-based arrangement has a negative impact on realized gross margin of approximately 1.3%. Excluding results of the 1999 and 1998 acquisitions, cost of goods sold declined to 49.5% of net sales from 52.0% in 1998. This decline in cost of goods sold as a percentage of net sales primarily reflects the effect of decreases in some of the Company's commodity prices and management's continuing cost reduction initiatives.

MARKETING EXPENSES - Marketing expenses increased to $109.7 million for the three months ended March 31, 1999 as compared to $81.0 million in 1998. Expressed as a percentage of net sales, marketing expenses increased to 21.3% from 20.9% from the comparable 1998 period. The increase of $28.7 million was primarily attributable to Bumble Bee ($9.9 million) principally due to higher trade expenses related to lower commodity costs which are passed through to retailers as trade marketing dollars, the 1999 and 1998 acquisitions ($11.5 million), increases in Chef Boyardee ($4.3 million), PAM ($1.2 million) and the International existing business ($1.0 million), partially offset by a decrease in Polaner ($2.0 million) due to the sale of the business.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

SELLING, GENERAL AND ADMINISTRATIVE ("S,G & A") EXPENSES - S,G & A expenses were $60.9 million for the three months ended March 31, 1999 as compared to $51.4 million in 1998, an increase of $9.5 million. However, S,G & A expenses as a percentage of net sales declined to 11.9% in the three months ended March 31, 1999 from 13.2% in the comparable 1998 quarter. The 1999 and 1998 acquisitions contributed $10.1 million to the increase of S,G & A expenses. The decrease in the existing business ($0.6 million) and the overall decrease as a percentage of net sales reflects the more efficient utilization of the Company's administrative resources as the Company's sales have grown.

INTEREST EXPENSE - Interest expense for the three months ended March 31, 1999 was $25.8 million as compared to $22.9 million for the comparable 1998 period. The increase in interest expense reflects a higher outstanding debt balance during the quarter ended March 31, 1999 as compared to the comparable 1998 quarter, primarily due to the acquisitions of Grist Mill, Libby's and Cloverleaf/Paramount, all of which occurred after March 31, 1998 offset by lower interest rates.

GAIN ON SALE OF BUSINESS - On February 5, 1999 the Company sold its Polaner fruit spreads and spices business to B&G Foods, Inc. for $30.0 million in cash, resulting in a gain of $15.8 million ($9.6 million, net of tax, or $.13 per diluted share).

PROVISION FOR INCOME TAXES - Income taxes increased to $20.8 million for the three months ended March 31, 1999 from $12.6 million in the comparable 1998 quarter due to higher income before taxes. The effective tax rate decreased slightly to 39.0% in 1999 from 39.5% in 1998. The Company anticipates sufficient future income to realize deferred tax assets recorded at March 31, 1999. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

NET INCOME - For the three month period ended March 31, 1999, net income increased by $13.2 million over the comparable 1998 period, primarily reflecting the factors discussed above. Basic earnings per share were $0.44 and $0.25 for the three months ended March 31, 1999 and 1998, respectively, and diluted earnings per share were $0.43 and $0.24 for the three months ended March 31, 1999 and 1998, respectively.

RESULTS BY SEGMENT - The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Branded Products is defined as U.S. grocery sales for the following products: Chef Boyardee, Libby's brand of canned meats, Southwest brands (Luck's, Ro*Tel, Dennison's and Ranch Style Brands), Specialty brands (PAM cooking spray, Gulden's, Maypo, Wheatena, Maltex and G. Washington's) and Snack brands (Crunch 'n Munch, Jiffy Pop and Campfire). Seafood includes all sales for the Bumble Bee, Orleans, Libby's, Clover Leaf and Paramount brands of canned seafood products as well as private label and foodservice seafood sales. Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust and personal care

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


Results by Segment, (Continued)

products and the sales to foodservice distributors. The All Other category is comprised of sales of Polaner products, sales to the military, contract sales to Nestle and sales of the International division which includes branded, private label and foodservice sales in Canada, Mexico, Puerto Rico and other export sales.

The Company sold its Polaner fruit spreads and spices business on February 5, 1999 (Note 5). For comparative purposes, the Company has reclassified the Polaner sales and operating income from the Branded Products Segment where it was reported in the Company's 1998 Annual Report, to the All Other category for the three months ended March 31, 1999 and 1998.

The Company sells the products in each of its segments primarily to grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, drug and mass merchants and warehouse clubs.

The Company evaluates segment performance based upon segment operating income (earnings before interest expense, other [income] expense, net and income taxes excluding unusual or infrequently occurring items, restructuring charge and stock compensation expense [income]). Certain centrally incurred costs (Corporate), are not allocated to the operating segments.

The following table sets forth certain segment information for the three months ended March 31, 1999 and March 31, 1998:

(in thousands)                                                1999         1998
Net Sales:                                                  --------     --------
     Branded Products                                       $206,029     $173,792
     Seafood                                                 159,966      116,542
     Private Label and Food Service                           78,563       40,693
                                                            --------     --------
           Subtotal - Reportable Segments                    444,558      331,027
     All Other                                                69,628       57,424
                                                            --------     --------
     Total                                                  $514,186     $388,451
                                                            ========     ========


                                                              1999         1998
                                                            --------     --------
Segment Operating Income:
     Branded Products                                       $ 39,801     $ 38,157
     Seafood                                                   9,834        6,714
     Private Label and Foodservice                            10,393        6,622
                                                            --------     --------
           Subtotal - Reportable Segments                     60,028       51,493
     All Other                                                 5,750        5,567
                                                            --------     --------
     Total                                                  $ 65,778     $ 57,060
                                                            ========     ========

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations


Results by Segment, (Continued)

BRANDED PRODUCTS - The Branded Products segment net sales increased $32.2 million, or 19%, for the three months ended March 31, 1999 versus the comparable 1998 period. This increase is primarily the net result of the Libby's acquisition ($22.1 million), increased sales of Chef Boyardee ($2.7 million), PAM ($2.7 million), Crunch 'n Munch ($0.7 million), Ro*Tel ($2.7 million) and Dennison's ($1.9 million), partially offset by lower sales of Campfire ($1.9 million). All other Branded Products sales increased $1.3 million.

Sales of the Chef Boyardee brand increased approximately 2.6% for the three months ended March 31, 1999 versus the comparable 1998 period. In terms of the brand's various product lines, canned pasta sales increased 2% and Microwave sales were up 12%, partially offset by declines in Pizza Kits and Dinners.

PAM sales increased due to higher category consumption and the July 1998 introduction of two new items, PAM Lemon Flavor Seasoning Spray and PAM Garlic Flavor Seasoning Spray.

The decline in Campfire sales ($2.1 million) largely correlates to a decline in the crisp rice bar category in general. This decline was partially offset by an increase in Campfire marshmallow sales ($0.2 million).

Segment operating income of the Branded Products segment increased $1.6 million largely reflecting the factors discussed above. As a percentage of net sales, segment operating income of the Branded Products segment decreased from 22.0% during the three months ended March 31, 1998 to 19.3% for the same period 1999. This decrease reflects the change in product mix caused by the addition of Libby's, which has lower operating income than other products within the segment, and an increase in promotional spending related to the Branded Products over the comparable 1998 period.

SEAFOOD - The Seafood segment net sales increased $43.4 million or 37%, due to the acquisition of the Cloverleaf/Paramount brands ($27.0 million), an increase in Bumble Bee sales ($13.4 million) primarily due to incremental distribution in mass merchandising and club stores, increased sales in Puerto Rico and in specialty seafood products, and the acquisition of Libby's and its related salmon sales ($3.0 million). Segment operating income correspondingly increased $3.1 million or 47%.

PRIVATE LABEL AND FOOD SERVICE - Net sales of the Private Label and Foodservice segment increased $37.9 million, or 93%, primarily due to the April 1998 acquisition of Grist Mill ($31.6 million), and increases in private label canned pasta ($1.2 million), Libby's private label sales ($3.9 million) and an increase in Foodservice sales ($1.7 million). Segment operating income increased $3.8 million, or 57%, primarily due to the acquisition of Grist Mill ($2.3 million) and the factors discussed above.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

Results by Segment, (Continued)

The All Other net sales increased $12.2 million, or 21%, primarily due to a full quarter's results of the acquisition of Puritan, which was acquired in March 1998 ($6.3 million), the acquisition of Libby's ($3.5 million), contract manufacturing sales to Nestle ($14.4 million) at prices which approximate the Company's cost of production, an increase in Productos Del Monte sales ($1.8 million), primarily offset by a decrease in Puerto Rico net sales ($3.5 million) and a decrease in export sales of the existing business ($0.8 million). The Company sold its Polaner business in February 1999, and accordingly, sales for Polaner decreased $8.4 million as compared to the comparable 1998 period. Segment operating income increased $0.2 million largely reflecting the factors discussed above, offset by the contract manufacturing sales to Nestle.

RESTRUCTURING - In September 1998, in conjunction with management's plan to reduce costs and improve operational efficiencies, the Company recorded a restructuring charge of $118.1 million ($75.3 million after tax). The principal actions in the restructuring plan involve the closure of the Vacaville, California and Clearfield, Utah production facilities and the related impact of the transfer of production to other facilities, mainly Milton, Pennsylvania, and the write-down of goodwill associated with the Campfire crisp rice snack bar brand and the Polaner fruit spreads brand. The Polaner business was subsequently sold (Note 5).

The Vacaville, California production facility ceased operations in December 1998, while the adjacent distribution center and the Clearfield, Utah facility are expected to close in the second quarter of 1999.

With the exception of outsourced products, the Company has moved all of the products that were manufactured at the Vacaville facility to other facilities, mainly Milton, Pennsylvania. Production of tomato paste used in Chef Boyardee canned pasta products and of Ro*Tel diced tomatoes, both of which were manufactured at the Vacaville facility prior to its closure, have been outsourced. The manufacturing of the Campfire products is being transferred from Clearfield, Utah to the Company's Lakeville, Minnesota facility. The Company incurs non-capitalizable expenses as the transfer and installation of the relocated equipment from these facilities occurs. The Company has incurred approximately $1.5 million of such costs to date, including $0.9 million for the three months ended March 31, 1999 and anticipates incurring an additional $1.5 million, before the entire process is completed by the end of 1999.

At March 31, 1999, $4.4 million of restructuring charges remained in other accrued liabilities. This amount is comprised of severance and related costs and facility closure costs. Payments totalling $6.7 million have been made to date, including $3.4 million for the three months ended March 31, 1999.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - Net cash provided by operating activities for the three months ended March 31, 1999 was $78.5 million, or $28.5 million higher than the comparable 1998 period primarily due to a decrease in inventory ($22.1 million) primarily due to outsourcing of tomato paste and Ro*Tel diced tomatoes, the sale of Polaner and continued improvement in inventory management, increased net income ($13.2 million), a decrease in deferred income taxes ($3.2 million), additional depreciation and amortization ($1.4 million), changes in assets and liabilities ($4.8 million), offset by the gain on the Polaner sale ($15.8 million) and reduced stock compensation expense ($0.4 million).

Net cash used by investing activities for the three months ended March 31, 1999 improved by $21.8 million, as a result of the $30.0 million in proceeds from the sale of Polaner, partially offset by higher capital expenditures. Acquisitions were made in both years. In 1999, the Company through it's subsidiary, Bumble Bee Seafoods, Inc., acquired the Cloverleaf/Paramount brands for approximately $37.7 million, net of cash acquired. In 1998, the Company through it's Canadian subsidiary, International Home Foods (Canada), Inc., purchased substantially all of the assets relating to the Puritan stews and canned meats business from Unilever's T. J. Lipton Canada division for approximately $34.5 million.

Cash used in financing activities was $54.7 million for the three month period ended March 31, 1999, compared to $0.7 million in the comparable 1998 period. In 1999, the principal factors of the increase relate to the Company borrowing $13.1 million to partially fund the Cloverleaf/ Paramount brands acquisition and repaying $40.2 million and $25.8 million under the terms of its revolving credit facility and its Senior Bank Facilities, respectively. In 1998, the Company borrowed $35.0 million to fund the Puritan acquisition and repaid $25.0 million and $13.7 million under the terms of its revolving credit facility and its Senior Bank Facilities, respectively.

The Company is highly leveraged with Senior Bank Facilities that comprise (i) a $516.5 million Tranche A term loan facility, maturing in 2004, (ii) a $149.8 million Tranche B term loan facility, maturing in 2005, (iii) a $100.0 million Tranche B-1 term loan facility, maturing in 2006, and (iv) a $230.0 million revolving credit facility, maturing in 2004. As of March 31, 1999, the outstanding balance of the Senior Bank Facilities was $759.3 million, which included $36.1 million of borrowings under the revolving credit facility. In addition to scheduled periodic repayments aggregating $25.7 million for the remainder of 1999, the Company is also required to make mandatory repayments of the loans under the Senior Bank Facilities with a portion of its excess cash flow, as defined.

The Company also has outstanding $400.0 million of 10 3/8% Senior Subordinated Notes due 2006, without any scheduled repayments of principal prior to maturity, requiring semi-annual interest payments.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources, (Continued)

Both the Senior Bank Facilities and the Senior Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with affiliates and otherwise restrict corporate activities. In addition, under the Senior Bank Facilities the Company is required to comply with specified minimum interest coverage, maximum indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum fixed charge coverage ratios.

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

FINANCIAL INSTRUMENTS

The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness is subject to either fixed interest rates or interest rate protection through September 1999.

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

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

Financial Instruments, (Continued)

As of March 31, 1999, the Company had the following interest rate instruments in effect for which the fair value of these instruments is based on estimated current settlement cost (notional amounts are in millions):

                                         Notional         Strike         Fair
                                          Amount           Rate          Value             Period             Rates
                                         --------         ------        ------         -------------        ---------
     Interest Rate Swaps                 $ 200 (2)         8.97%        $  4.8          8/98 - 11/01        6 - month
                                           600 (1)         5.43%          (8.5)         8/98 -  8/03        3 - month

     Interest Rate Cap                   $ 225 (1)         6.75%           --          10/98 - 10/99        6 - month
                                           200 (2)         6.75%           --           8/98 - 11/01        6 - month

     Interest Rate Floor                 $ 200 (2)         5.20%          (4.7)         8/98 - 11/01        6 - month

     Interest Rate Collar                $ 150 (1)         5.75%          (0.2)        10/98 - 10/01        3 - month
                                                           3.76%
                                                                        ------
                                                                        $ (8.6)
                                                                        ======

      (1) Agreement exchanges floating interest rate payments for fixed interest rate payments.

      (2) Agreement exchanges fixed interest rate payments for floating interest rate payments.

IMPACT OF RECENT ACCOUNTING STANDARDS

On March 4, 1998 Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", was issued. The SOP was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company adopted this SOP in 1999, the impact of which was immaterial.

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

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

READINESS FOR YEAR 2000

Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, and as a result may be unable to accurately process certain data before, during or after the Year 2000. As a result, entities are at risk for possible miscalculations or systems failures causing disruption in business operations. This Year 2000 issue can arise at any point in the Company's manufacturing processing, distribution and financial chains.

A Year 2000 Compliance Project, directed by the Company's Vice President of Information Systems, has been in process at the Company since 1997. The Company's business systems are either being replaced with newer systems that are Year 2000 compliant or each system that will be retained is being remediated. The internal project team for manufacturing systems compliance is complemented by a project control review by an outside consulting firm. The project scope is not limited to computerized business systems. Infrastructure issues including, but not limited to, telephone switches, personal computers, data communication network control software and production process control software, are being addressed.

Achieving Year 2000 compliance for our business systems will largely be a by-product the Company's initiative to improve access to business information through a common, integrated computing system across the organization. The Company has implemented an Enterprise Resource Planning (ERP) System based on SSA's Business Planning and Control System (BPCS) software. The remediation of this software for Year 2000 compliance was completed as of November 15, 1998. This software is generally being/or will be used in all existing operations by the third quarter of 1999. Other non-Year 2000 compliant business software is being replaced or upgraded to versions which are Year 2000 compliant. Total business systems compliance costs are not expected to be material, excluding internal costs.

The Company's infrastructure issues have been assessed and a remediation plan has been completed. Remediation cost estimates are not expected to be material. All critical manufacturing process control systems are anticipated to be Year 2000 compliant by May 31, 1999.

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

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion And Analysis of
                 Financial Condition and Results of Operations

Readiness for Year 2000, (Continued)

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. The Company believes that with the completion of the remediation of operations. The Company believes that with the completion of the remediation of the business system, the possibility of significant interruptions of normal operations should be reduced, however, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the inability to ensure readiness of third parties, the Year 2000 compliance issue could have a material adverse impact on the Company's results of operations, cash flows and financial condition. Based upon information available at this time, the Company believes that the cost of Year 2000 readiness will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. Year 2000 expenditures are being funded through operating cash flow.

INFORMATION ABOUT FORWARD LOOKING STATEMENTS

The Company may make statements about the trends, future plans and the Comany's prospects. Actual results may differ from these described in such forward looking statements based on the risks and uncertainties facing the Company, including but not limited to changes in the economic conditions and charges in the food products manufacturing industry, possible acquisitions of assets or business and other factors.

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

   (b)          Reports on Form 8-K:
                None noted.

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

                                              International Home Foods, Inc.
                                                    (Registrant)


Date:     May 14, 1999                         /s/  C. Dean Metropoulos
                                              ----------------------------
                                              C. Dean Metropoulos
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:     May 14, 1999                         /s/  N. Michael Dion
                                              ----------------------------
                                              N. Michael Dion
                                              Senior Vice President and
                                              Chief Financial Officer

\

                         INTERNATIONAL HOME FOODS, INC.




INDEX TO EXHIBITS



EXHIBIT
NUMBER                                                 EXHIBITS
-------
    12                     Computation of Consolidated Ratio of Earnings to Fixed Charges

    27                     Financial Data Schedule