Form 10-Q
period 1999-06-30
INTERNATIONAL HOME FOODS INC
filed 1999-08-16
CIK 1027881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-18859

                                ----------------


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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes [X] No  [  ]

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at June 30, 1999 was 73,457,320.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q



                                                                               Page No.
                                                                               --------
PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Condensed Consolidated Statements of Income                         3
               Three Months Ended June 30, 1999 and 1998
               Six Months Ended June 30, 1999 and 1998

             Condensed Consolidated Balance Sheets                               4
               June 30, 1999 and December 31, 1998

             Condensed Consolidated Statements of Cash Flows                     5
               Six Months Ended June 30, 1999 and 1998

             Condensed Consolidated Statements of                                6
               Comprehensive Income
                 Three Months Ended June 30, 1999 and 1998
                 Six Months Ended June 30, 1999 and 1998

             Notes to Condensed Consolidated Financial Statements                7

Item 2.      Management's Discussion and Analysis of                             18
               Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                 30

Item 6.      Exhibits and Reports on Form 8-K                                    31

Signatures                                                                       32

Exhibit 12.  Computation of Consolidated Ratio of                                34
               Earnings to Fixed Charges

Exhibit 27.  Financial Data Schedule                                             35


                         INTERNATIONAL HOME FOODS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Three Months Ended                    Six Months Ended
                                                                   June 30,                            June 30,
                                                            1999             1998                 1999          1998
                                                            ----             ----                 ----          ----
                                                                (unaudited)                          (unaudited)


Net sales                                               $  512,574         $  402,491           $1,026,760     $  790,942
Cost of sales                                              272,115            209,492              552,477        411,254
                                                        ----------         ----------           ----------     ----------
       Gross profit                                        240,459            192,999              474,283        379,688

Marketing expenses                                         111,508             78,416              221,247        159,430
Selling, general, and administrative expenses               61,995             55,704              122,954        107,145
                                                        ----------         ----------           ----------     ----------
       Income from operations                               66,956             58,879              130,082        113,113
                                                        ----------         ----------           ----------     ----------

Interest expense                                            24,609             23,672               50,360         46,594
Other (income) expense, net                                   (423)               365                 (598)          (235)
Gain on sale of business                                        --                 --              (15,779)            --
                                                        ----------         ----------           ----------     ----------
       Income before provision for income taxes             42,770             34,842               96,099         66,754
Provision for income taxes                                  16,681             13,762               37,479         26,367
                                                        ----------         ----------           ----------     ----------
       Net income                                       $   26,089         $   21,080           $   58,620     $   40,387
                                                        ==========         ==========           ==========     ==========
Basic earnings per share:
       Net income                                       $     0.36         $     0.27           $     0.80     $     0.52
                                                        ----------         ----------           ----------     ----------
       Shares used in computing basic earnings
         per share                                      73,427,938         77,379,921           73,365,602     77,303,053
                                                        ----------         ----------           ----------     ----------

Diluted earnings per share:
       Net income                                       $     0.34         $     0.26           $     0.77     $     0.50
                                                        ----------         ----------           ----------     ----------
       Shares used in computing diluted earnings
         per share                                      75,781,554         80,958,130           75,792,114     81,018,089
                                                        ----------         ----------           ----------     ----------



See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  June 30,                December 31,
ASSETS                                                                              1999                     1998
                                                                                -----------               ------------
                                                                                (unaudited)
Current Assets:
      Cash and cash equivalents                                                 $   20,013                $   17,201
      Accounts receivable, net of allowances                                       176,521                   141,422
      Inventories                                                                  263,005                   235,730
      Prepaid expenses and other current assets                                     31,262                    16,737
      Deferred income taxes                                                         18,079                    19,616
                                                                                ----------                ----------
          Total current assets                                                     508,880                   430,706

Property, plant and equipment, net                                                 276,495                   262,771
Intangible assets, net                                                             394,115                   396,617
Deferred income taxes                                                              310,484                   330,651
Other assets                                                                        21,634                    24,667
                                                                                ----------                ----------
              Total assets                                                      $1,511,608                $1,445,412
                                                                                ==========                ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Due to banks                                                                $ 25,392              $     17,470
      Current portion of long-term debt                                             62,284                    51,694
      Revolving credit facility                                                     68,120                    62,526
      Accounts payable                                                              63,901                    44,854
      Accrued salaries, wages and benefits                                          29,712                    22,780
      Accrued advertising and promotion                                             44,823                    38,317
      Accrued interest                                                               7,891                    16,311
      Other accrued liabilities                                                     29,650                    33,378
                                                                                ----------                ----------
          Total current liabilities                                                331,773                   287,330

Long-term debt                                                                   1,060,921                 1,102,830
Postretirement benefits obligation                                                  26,001                    24,487
Other non-current liabilities                                                          801                       861
                                                                                ----------                ----------
               Total liabilities                                                 1,419,496                 1,415,508
                                                                                ----------                ----------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock - par value $.01 per share; authorized,
      100,000,000 shares; no shares issued or outstanding                       $       --               $        --
Common stock - par value $.01 per share; authorized,
      300,000,000 shares; issued 77,857,320 and
       77,584,348 shares                                                               779                       776
Additional paid-in capital                                                          58,963                    56,051
Treasury stock, at cost 4,400,000 shares                                           (57,200)                  (57,200)
Retained earnings                                                                   93,117                    34,497
Accumulated other comprehensive income (loss)                                       (3,547)                   (4,220)
                                                                                ----------                ----------
          Total stockholders' equity                                                92,112                    29,904
                                                                                ----------                ----------
      Total liabilities and stockholders' equity                                $1,511,608                $1,445,412
                                                                                ==========                ==========


See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       1999                  1998
                                                                                       ----                  ----
                                                                                              (unaudited)
OPERATING ACTIVITIES:
Net income                                                                           $ 58,620              $40,387
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                      21,099               19,576
    Deferred income taxes                                                              21,705               16,241
    Stock option compensation                                                              85                  686
    Gain on sale of business                                                          (15,779)                  --
Changes in assets and liabilities, net of acquisitions and divestiture:
    Increase in accounts receivable                                                   (19,267)              (8,522)
    (Increase)/decrease in inventories                                                (11,664)                 387
    (Increase)/decrease in other current assets                                       (14,357)                 807
    Increase in accounts payable                                                       13,809                8,791
    Decrease in accrued liabilities                                                    (4,464)              (2,022)
    Increase in non-current assets                                                     (1,527)              (2,688)
    Increase in non-current liabilities                                                 2,134                   --
                                                                                     ---------             --------
        Net cash provided by operating activities                                      50,394               73,643
                                                                                     ---------             --------

INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                                             (23,354)             (17,611)
    Purchase of businesses, net of cash acquired                                      (38,103)            (145,210)
    Proceeds from sale of business                                                     30,000                   --
                                                                                     ---------             --------
        Net cash used in investing activities                                         (31,457)            (162,821)
                                                                                     ---------             --------

FINANCING ACTIVITIES:
    Increase/(decrease) in due to banks                                                 7,922                  645
    Issuance of long-term debt                                                             --              110,000
    Payment of debt issuance costs                                                         --                 (378)
    Repayment of long-term debt                                                       (31,322)             (13,736)
    Borrowings from revolving credit facility                                          45,024              183,000
    Repayment of borrowings from revolving credit facility                            (40,889)            (181,000)
    Proceeds from exercise of stock options                                             2,078                1,692
                                                                                     ---------             --------
        Net cash provided by (used in) financing activities                           (17,187)             100,223
                                                                                     ---------             --------

Effect of exchange rate changes on cash                                                 1,062                 (305)
                                                                                     ---------             --------

Increase in cash and cash equivalents                                                   2,812               10,740

Cash and cash equivalents at beginning of period                                       17,201               11,872
                                                                                     ---------             --------

Cash and cash equivalents at end of period                                           $ 20,013              $22,612
                                                                                     ========              =======

Cash paid during the period for:
    Interest                                                                         $ 56,459              $45,259
    Income taxes                                                                     $ 16,880              $ 9,340

See accompanying notes to condensed consolidated financial statements.


                         INTERNATIONAL HOME FOODS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                  Three Months Ended          Six Months Ended
                                                       June 30,                     June 30,
                                                   1999         1998          1999         1998
                                                   ----         ----          ----         ----
                                                      (unaudited)                  (unaudited)

Net income                                       $ 26,089     $ 21,080      $ 58,620     $ 40,387

Other comprehensive income, net of tax:
    Foreign currency translation                      502         (984)          673       (1,577)
                                                 --------     --------      --------     --------

      Total other comprehensive income (loss)         502         (984)          673       (1,577)
                                                 --------     --------      --------     --------

Comprehensive income                             $ 26,591     $ 20,096      $ 59,293     $ 38,810
                                                 ========     ========      ========     ========




See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.    ACCOUNTING POLICIES

      Interim Financial Statements

      In the opinion of International Home Foods, Inc. ("the Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations and comprehensive income for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. In 1999, the Company converted from monthly calendar reporting periods to 4-4-5 monthly periods. The impact on the second quarter and six month results was not material. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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


      Description of Business, Merger, and Acquisition, (Continued)

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

3.    BUSINESS SEGMENT INFORMATION

      The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Branded Products is defined as U.S. grocery sales for the following products: Chef Boyardee(R), Libby's(R) brand of canned meats, Southwest brands (Luck's(R), Ro*Tel(R), Dennison's(R) and Ranch Style(R)), Specialty brands (PAM(R), Gulden's(R), Maypo(R), Wheatena(R), Maltex(R) and G. Washington's(R)) and Snack brands (Crunch 'n Munch(R), Jiffy Pop(R) and Campfire(R)). Seafood includes all sales for the Bumble Bee(R), Orleans(R), Libby's(R), Clover Leaf(R) and Paramount(R) brands of canned seafood products as well as private label and foodservice seafood sales. Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust and personal care products and the sales to foodservice distributors. The All Other category is comprised of sales of Polaner(R) products, sales to the military, contract sales to Nestle and sales of the International division which includes branded, private label and foodservice sales in Canada, Mexico, Puerto Rico and other export sales.

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

      The Company evaluates segment performance based upon segment operating income (earnings before interest expense, other [income] expense, net and income taxes excluding unusual or infrequently occurring items, restructuring charge and stock compensation expense [income]). Certain centrally incurred costs, are not allocated to the operating segments.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


      Business Segment Information, (Continued)

      A summary of the Company's three reportable business segments - Branded Products, Seafood, and Private Label and Foodservice is as follows:


                                                                             For the Three Months Ended     For the Six Months Ended
                                                                                      June 30,                        June 30,
                                                                               1999            1998            1999           1998
                                                                               ----            ----            ----           ----

      Net Sales:
          Branded Products                                                  $209,726         $175,002       $  415,755      $348,794
          Seafood                                                            153,843           99,783          313,808       216,324
          Private Label and Foodservice                                      71,034           63,516          149,596       104,209
                                                                            --------         --------       ----------      --------
             Subtotal - Reportable Segments                                  434,603          338,301          879,159       669,327
          All Other                                                           77,971           64,190          147,601       121,615
                                                                            --------         --------       ----------      --------
                  Total                                                     $512,574         $402,491       $1,026,760      $790,942
                                                                            ========         ========       ==========      ========


                                                                              1999             1998            1999           1998
                                                                              ----             ----            ----           ----
      Segment Operating Income:
          Branded Products                                                  $ 38,672         $ 35,619       $   78,473      $ 73,776
          Seafood                                                              9,571            7,016           19,405        13,730
          Private Label and Foodservice                                        9,822            7,672           20,215        14,294
                                                                            --------         --------       ----------      --------
             Subtotal - Reportable Segments                                   58,065           50,307          118,093       101,800
          All Other                                                            8,008            6,665           13,758        12,232
                                                                            --------         --------       ----------      --------
                  Total                                                     $ 66,073         $ 56,972       $  131,851      $114,032
                                                                            ========         ========       ==========      ========



                                                                                Three Months Ended                Six Months Ended
                                                                                   June 30,                         June 30,
                                                                             --------------------             --------------------
                                                                             1999            1998             1999            1998
                                                                             ----            ----             ----            ----
      Reconciliation to Consolidated Results

      Segment Operating Income                                              $ 66,073         $ 56,972       $131,851        $114,032
      Less:
        Stock compensation expense                                                59              294             85             687
        Unallocated (income) expense                                            (942)          (2,201)         1,684             232
                                                                            --------         --------       --------        --------
                  Total consolidated income from
                       operations                                           $ 66,956         $ 58,879       $130,082        $113,113
                                                                            ========         ========       ========        ========



                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.   ACQUISITIONS

     On January 19, 1999, the Company through its subsidiary Bumble Bee Seafoods, Inc. acquired the Cloverleaf and Paramount canned seafood brands and business of British Columbia Packers ("Cloverleaf/Paramount brands") from George Weston Ltd. of Canada for a total purchase price of $38.2 million. The acquisition was partially funded with borrowings under the Company's Senior Bank Facilities and the balance of the purchase price from the Company's available cash balances as of the date of the closing.

     On September 8, 1998, the Company through its subsidiary Trenton Home Foods, Inc., acquired the Libby's brand of retail and international canned meat products ("Libby's"), and the Trenton, Missouri manufacturing facility for those products from Nestle USA, Inc. ("Nestle") for approximately $129.0 million, including transaction fees. The Company, through a fifteen year license agreement with Nestle, will continue to use the Libby's trademark. In addition, the Company and Nestle have entered into a long-term supply agreement through December 31, 2002 with three additional one-year terms at the option of Nestle under which the Company will continue to manufacture Nestle foodservice products at the facility in Trenton, Missouri. This supply agreement primarily is cost-based and provides that the Company is reimbursed for the variable cost per case, as defined, for all product which has been produced and packaged by the Company and shipped on behalf of Nestle, plus an amount paid quarterly which approximates the Company's fixed overhead costs. The Company financed the acquisition of the Libby's canned meat business with borrowings under its Senior Bank Facilities. Libby's is a leading domestic manufacturer, importer and global marketer of canned meat products, including Vienna sausages, corned beef, salmon, hash and chili, and the Spreadables(R) and Broadcast(R) brands.

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



                                                      CLOVERLEAF/
                                                       PARAMOUNT
                                                         BRANDS          LIBBY'S        GRIST MILL         PURITAN
                                                        -------          -------        ----------         -------
     Cost of acquisition, including
       transaction fees                                 $38,248         $129,032         $112,813           $41,009
     Less:  acquired assets
       Current assets                                    40,694           20,218           18,830             4,620
       Property, plant and equipment                      1,166           31,720           38,190             6,473
       Other assets                                          --               --              287                --
     Add:  liabilities assumed                           10,459            5,528            5,016                --
                                                        -------         --------         --------           -------
     Excess of cost over net assets
       acquired                                         $ 6,847         $ 82,622         $ 60,522           $29,916
                                                        =======         ========         ========           =======


     The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Puritan, Grist Mill and Libby's had occurred as of the beginning of 1998 and reflect proforma adjustments for goodwill, interest expense and tax expense:


                                                 For the Six Months Ended
                                                      June 30, 1998
                                           ----------------------------------
                                             IHF      Acquisitions     Total
                                           ----------------------------------
     Net sales                             $790,942     $103,986     $894,928
     Operating income                      $113,113     $  5,049     $118,162
     Net income (loss)                     $ 40,387     $ (1,435)    $ 38,952

     Earnings per share:
         Basic                             $   0.52     $  (0.02)    $   0.50
         Diluted                           $   0.50     $  (0.02)    $   0.48


     The proforma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future. The 1999 acquisition of Cloverleaf/Paramount brands was not significant, and accordingly, proforma financial information has not been provided.

5.   SALE OF BUSINESS

     On February 5, 1999, the Company sold its Polaner fruit spreads and spices business to B&G Foods, Inc. for approximately $30.0 million in cash, resulting in a gain of $15.8 million ($9.6 million, net of tax or $0.13 per diluted share).

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      The following amounts are included in Accumulated other comprehensive income (loss) at June 30, 1999 and December 31, 1998:


                                                                    June 30,           December 31,
                                                                      1999                1998
                                                                  ------------         -----------

         Minimum pension liability                                  $  (249)             $  (249)
         Foreign currency translation                                (3,298)              (3,971)
                                                                    -------              -------
             Accumulated other comprehensive
                income (loss)                                       $(3,547)             $(4,220)
                                                                    =======              ========

      The changes in other comprehensive income (loss), and the related tax effects, are as follows:

                                             For the Three Months             For the Six Months
                                                Ended June 30,                  Ended June 30,
                                              1999         1998                1999         1998
                                             -------      -------             -------     -------
         Foreign currency translation
            Amount before taxes              $   565      $(1,241)            $   476     $(2,204)
                                             -------      -------             -------     -------
            Income tax benefit (expense)         (63)         257                 197         627
                                             -------      -------             -------     -------
            Amount net of taxes                  502         (984)                673      (1,577)
                                             -------      -------             -------     -------
         Total other comprehensive
           income (loss)                     $   502      $ (984)             $   673     $(1,577)
                                             =======      ======              =======     =======


7.    INVENTORIES

      Inventories consist of:

                                                                 June 30,           December 31,
                                                                   1999                1998
                                                                ---------           -----------
         Raw materials                                          $  67,852            $ 47,468
         Work in progress                                           9,409              18,101
         Finished goods                                           185,744             170,161
                                                                ---------            --------
               Total                                            $ 263,005            $235,730
                                                                =========            ========

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

10.  RELATED PARTY TRANSACTIONS

      Effective November 1, 1996, the Company entered into a 10-year monitoring and oversight agreement with an affiliate of its majority stockholder. The agreement provides for an annual fee of the greater of $1,000 or 0.1% of the budgeted consolidated net sales of the Company for the current year. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5% of the transaction value, as defined, for each add-on transaction, as defined. The Company incurred monitoring and oversight fees of $487 and $400 for the three months ended June 30, 1999 and 1998 and $974 and $800 for the six months ended June 30, 1999 and 1998, respectively. In addition, the Company incurred financial advisory fees of $0 and $1,560 for the three months ended June 30, 1999 and 1998 and $546 and $2,077 for the six months ended June 30, 1999 and 1998, respectively.

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


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

       As of June 30, 1999, the Company had the following interest rate instruments in effect for which the fair value of these instruments is based on estimated current settlement cost (notional amounts are in millions):

                                         Notional         Strike          Fair
                                          Amount           Rate           Value            Period              Rates
                                          -------         ------          -----        -------------       -----------

       Interest Rate Swaps               $200 (1)         6.23%           $ 1.5         8/98 - 11/01        6 - month
                                          600 (1)         5.55%              --         5/99 -  5/04        3 - month

       Interest Rate Cap                 $225 (1)         6.75%              --        10/98 - 10/99        6 - month
                                          200 (2)         6.75%              --         8/98 - 11/01        6 - month
                                          600 (2)         6.30%             2.3         5/99 -  5/04        3 - month

       Interest Rate Floor               $200 (1)         5.20%            (2.2)        8/98 - 11/01        6 - month
                                          600 (1)         4.45%            (6.8)        5/99 -  5/04        3 - month

       Interest Rate Collar              $150 (1)         5.75%            (0.4)       10/98 - 10/01        3 - month
                                                          3.76%
                                                                          -----
                                                                          $(5.6)
                                                                          =====


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

                         INTERNATIONAL HOME FOODS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



12.   GUARANTOR FINANCIAL DATA

      The Company's Senior Subordinated Notes are fully and unconditionally guaranteed by each of the Company's subsidiary guarantors on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning each of the subsidiary guarantors because management has determined that such information is not material to the holders of the Senior Subordinated Notes. Presented below is summarized combined financial information of the subsidiary guarantors:


                                                          June 30, 1999                          December  31, 1998
                                                          -------------                          ------------------
                                                           (unaudited)

         Current assets                                       $294,287                                $255,603

         Non-current assets                                    606,179                                 549,739

         Current liabilities                                   163,704                                 104,720

         Non-current liabilities                                23,709                                  25,674


                                                    For the Three Months Ended               For the Six Months Ended
                                                             June 30,                                 June 30,
                                                     1999                1998                 1999              1998
                                                     ----                ----                 ----              ----
                                                             (unaudited)                            (unaudited)

         Net sales                                  $236,982           $177,445             $488,236           $340,396

         Gross profit                                 90,034             64,758              182,249            120,719

         Net income                                   25,382              7,085               41,754(1)          12,517

         Net cash provided by
           operating activities                                                               53,215             26,140

         Net cash used in
           investing activities                                                              (31,116)           (44,636)

         Net cash provided (used) in
           financing activities                                                              (15,365)            22,441


      The 1998 amounts have been restated from amounts previously reported. Amounts are not intended to report results as if the subsidiaries were separate stand-alone entities.

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

      In June 1998, Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. As issued, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. However, with the introduction of SFAS 137, "Deferral of the Effective Date of SFAS 133", SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect this statement will have on its financial statements.

14.   EARNINGS PER SHARE

      Basic Earnings Per Share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if options to issue common stock are assumed to be exercised or converted into common stock.

      The EPS computations are based on the following amounts:



                                                               For the Three Months Ended           For the Six Months Ended
                                                                         June 30,                             June 30,
                                                                  1999             1998                1999             1998
                                                              -----------      -----------         -----------      -----------
        Basic EPS computation:
             Net income available to common shares            $    26,089      $    21,080         $    58,620      $    40,387
             Average number of shares outstanding              73,427,938       77,379,921          73,365,602       77,303,053
             Basic earnings per share                         $      0.36      $      0.27         $      0.80      $      0.52

         Diluted EPS computation:
             Net income available to common shares            $    26,089      $    21,080         $    58,620      $    40,387
             Average number of shares outstanding              73,427,938       77,379,921          73,365,602       77,303,053
             Effect of dilutive stock options                   2,353,616        3,578,209           2,426,512        3,715,036
                                                              -----------      -----------         -----------      -----------
             Total number of shares outstanding                75,781,554       80,958,130          75,792,114       81,018,089
             Diluted earnings per share                       $      0.34      $      0.26         $      0.77      $      0.50


                         INTERNATIONAL HOME FOODS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

       The Vacaville, California production facility ceased operations in December 1998, while the adjacent distribution center and the Clearfield, Utah facility closed in the second quarter of 1999.

       With the exception of outsourced products, the Company has moved all of the products that were manufactured at the Vacaville facility to other facilities, mainly Milton, Pennsylvania. Production of tomato paste used in Chef Boyardee canned pasta products and of Ro*Tel diced tomatoes, both of which were manufactured at the Vacaville facility prior to its closure, have been outsourced. The manufacturing of the Campfire products has been transferred from Clearfield, Utah to the Company's Lakeville, Minnesota facility. The Company incurs non-capitalizable expenses as the transfer and installation of the relocated equipment from these facilities occurs. The Company incurred approximately $1.5 million and $2.4 million of such non-capitalizable costs for the three months and six months ended June 30, 1999, respectively.

       At June 30, 1999, $4.1 million of restructuring charges remained in other accrued liabilities. This amount is comprised of severance and related costs and facility closure costs. Payments totalling $7.0 million have been made to date, including $0.3 million for the three months ended June 30, 1999.

16.    SUBSEQUENT EVENTS

       On July 19, 1999, the Company, through its subsidiary Bumble Bee Seafoods, Inc., acquired the manufacturing, sales distribution and marketing operations of Louis Kemp from Tyson Foods, Inc. Louis Kemp is a highly automated and value-added surimi business in the fast-growing refrigerated sector. Surimi-based products are made from North Pacific Ocean pollack and whiting fish meats. These products are primarily sold under the tradename Louis Kemp(R) and other trade names such as Captain Jac, SeaFest and Pacific Mate. The Company financed this acquisition with borrowings under its Revolving Credit Facility.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


QUARTERLY REPORTING - In order to improve future quarterly comparability and achieve operating efficiencies in 1999, the Company converted from monthly calendar reporting periods to 4-4-5 monthly periods. The impact on the second quarter and six month results was not material.

RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 1999 and 1998.

NET SALES - The Company's net sales were $512.6 million for the three months ended June 30, 1999 as compared to $402.5 million in the comparable 1998 quarter, an increase of $110.1 million, or 27.4%. Approximately $87.0 million of the increase was related to sales of Libby's and the Cloverleaf/Paramount brands, which were acquired in September 1998 and January 1999, respectively, and are not reflected in the 1998 amounts, offset by $12.5 million of lower sales due to the sale of Polaner in February 1999. The remaining $35.6 million increase primarily reflects increases in sales of Branded Products ($8.6 million), Seafood ($16.7 million), Private Label and Foodservice ($4.1 million) and International ($6.8 million).

For the six months ended June 30, 1999, net sales were $1,026.8 million as compared to $790.9 million in the comparable 1998 period, an increase of $235.9 million, or 29.8%. Approximately $202.1 million was related to sales of companies acquired during 1999 and 1998, which were not fully reflected in the 1998 amounts, offset by $20.9 million of lower sales due to the sale of Polaner in February 1999. The remaining $54.7 million increase primarily reflects increases in sales of Branded Products ($18.8 million), Seafood ($30.0 million), Private Label and Foodservice ($3.6 million) and International ($3.5 million).

See Results by Segment on pages 21-24.

COST OF GOODS SOLD - Cost of goods sold was $272.1 million for the three months ended June 30, 1999 as compared to $209.4 million in the comparable 1998 quarter. Expressed as a percentage of net sales, cost of goods sold increased to 53.1% from 52.0% in 1998. This was primarily attributable to the inclusion of the results of the Companies acquired during 1999 and 1998, which have products with lower average gross margins than the Company's existing products. In connection with the acquisition of the Libby's canned meat business from Nestle, the Company entered into a co-packing agreement pursuant to which the acquired production facility continues to manufacture certain products for Nestle for sale prices which approximate the Company's cost (contract sales to Nestle). This cost-based arrangement has a negative impact on realized gross margin of approximately 1.2%. Excluding results of the 1999 and 1998 acquisitions, cost of goods sold declined to 48.3% of net sales from 51.2% in 1998. This improvement in cost of goods sold as a percentage of net sales primarily reflects the effect of decreases in some of the Company's commodity prices, particularly seafood and management's continuing cost reduction initiatives.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Cost of Goods Sold, (Continued)

For the six months ended June 30, 1999, cost of goods sold was $552.5 million as compared to $411.3 million for the comparable 1998 period. Expressed as a percentage of net sales, cost of goods sold increased to 53.8% from 52.0% in 1998. This was primarily attributable to the inclusion of the results of the Companies acquired during 1999 and 1998, which have products with lower average gross margins than the Company's existing products. In connection with the acquisition of the Libby's canned meat business from Nestle, the Company entered into a co-packing agreement pursuant to which the acquired production facility continues to manufacture certain products for Nestle for sale prices which approximate the Company's cost (contract sales to Nestle). This cost-based arrangement has a negative impact on realized gross margin of approximately 1.3%. Excluding results of the 1999 and 1998 acquisitions, cost of goods sold declined to 48.9% of net sales from 51.6% in 1998. This improvement in cost of goods sold as a percentage of net sales primarily reflects the effect of decreases in some of the Company's commodity prices, particularly seafood and management's continuing cost reduction initiatives.

MARKETING EXPENSES - Marketing expenses increased to $111.5 million for the three months ended June 30, 1999 as compared to $78.4 million in 1998. Expressed as a percentage of net sales, marketing expenses increased to 21.8% from 19.5% for the comparable 1998 period. The increase of $33.1 million was primarily attributable to Bumble Bee ($12.8 million) principally due to higher trade expenses related to lower commodity costs which are passed through to retailers as trade marketing dollars, the 1999 and 1998 acquisitions ($9.7 million), increases in Chef Boyardee ($4.3 million) primarily due to new product introductions, PAM ($7.5 million) primarily to improve the price/value relationship versus competitive brands and the International business ($2.1 million), partially offset by a decrease in Polaner ($3.7 million) due to the sale of the business.

For the six months ended June 30, 1999, marketing expenses increased to $221.2 million as compared to $159.4 million for the comparable 1998 period. Expressed as a percentage of sales, total marketing expenses increased to 21.5% from 20.2% for the comparable 1998 period. The increase of $61.8 million was primarily attributable to Bumble Bee ($22.8 million), the 1999 and 1998 acquisitions ($21.2 million), increases in Chef Boyardee ($8.5 million), PAM ($8.7 million) and the International business ($3.1 million), primarily as a result of the same factors discussed above. This was partially offset by a decrease in Polaner ($5.7 million) due to the sale of the business.

SELLING, GENERAL AND ADMINISTRATIVE ("S,G & A") EXPENSES - S,G & A expenses were $62.0 million for the three months ended June 30, 1999 as compared to $55.7 million in 1998, an increase of $6.3 million. However, S,G & A expenses as a percentage of net sales declined to 12.1% in the three months ended June 30, 1999 from 13.8% in the comparable 1998 quarter. The 1999 and 1998 acquisitions contributed $6.4 million to the increase of S,G & A expenses. The decrease in the existing business ($0.1 million) and the overall decrease as a percentage of net sales reflects the more efficient utilization of the Company's administrative resources as the Company's sales have grown.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Selling, General and Administrative ("S,G & A") Expenses, (Continued)

S,G & A expenses were $123.0 million for the six months ended June 30, 1999 as compared to $107.1 million in 1998, an increase of $15.9 million. However, S,G & A expenses as a percentage of net sales declined to 12.0% in 1999 versus 13.5% in 1998. The 1999 and 1998 acquisitions contributed $16.5 million to the increase of S,G & A expenses. The decrease in the existing business ($0.6 million) and the overall decrease as a percentage of net sales reflects the more efficient utilization of the Company's administrative resources as the Company's sales have grown.

INTEREST EXPENSE - Interest expense for the three months ended June 30, 1999 was $24.6 million as compared to $23.7 million for the comparable 1998 period. Interest expense for the six months ended June 30, 1999 increased to $50.4 million from $46.6 million for the comparable 1998 period. The increase in interest expense reflects a higher outstanding debt balance during 1999 as compared to the comparable 1998 period, primarily due to the acquisitions of Grist Mill, Libby's and Cloverleaf/Paramount, each of which occurred after March 31, 1998, offset by lower interest rates.

GAIN ON SALE OF BUSINESS - On February 5, 1999 the Company sold its Polaner fruit spreads and spices business to B&G Foods, Inc. for $30.0 million in cash, resulting in a gain of $15.8 million ($9.6 million, net of tax, or $0.13 per diluted share).

PROVISION FOR INCOME TAXES - Income taxes increased to $16.7 million for the three months ended June 30, 1999 from $13.8 million in the comparable 1998 quarter due to higher income before taxes. Income taxes increased to $37.5 million for the six months ended June 30, 1999 from $26.4 million in 1998 due to higher income before taxes. The Company anticipates sufficient future income to realize deferred tax assets recorded at June 30, 1999. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


NET INCOME - For the three month period ended June 30, 1999, net income increased by $5.0 million over the comparable 1998 period, primarily reflecting the factors discussed above. Basic earnings per share were $0.36 and $0.27 for the three months ended June 30, 1999 and 1998, respectively, and diluted earnings per share were $0.34 and $0.26 for the three months ended June 30, 1999 and 1998, respectively.

For the six month period ended June 30, 1999, net income increased by $18.2 million, primarily reflecting the factors discussed above. Basic earnings per share were $0.80 and $0.52 for the six months ended June 30, 1999 and 1998, respectively, and diluted earnings per share were $0.77 and $0.50 for the six months ended June 30, 1999 and 1998, respectively.

RESULTS BY SEGMENT - The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Branded Products is defined as U.S. grocery sales for the following products: Chef Boyardee, Libby's brand of canned meats, Southwest brands (Luck's, Ro*Tel, Dennison's and Ranch Style Brands), Specialty brands (PAM, Gulden's, Maypo, Wheatena, Maltex and G. Washington's) and Snack brands (Crunch 'n Munch, Jiffy Pop and Campfire). Seafood includes all sales for the Bumble Bee, Orleans, Libby's, Clover Leaf and Paramount brands of canned seafood products as well as private label and foodservice seafood sales. Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust and personal care products and the sales to foodservice distributors. The All Other category is comprised of sales of Polaner products, sales to the military, contract sales to Nestle and sales of the International division which includes branded, private label and foodservice sales in Canada, Mexico, Puerto Rico and other export sales.

The Company sold its Polaner fruit spreads and spices business on February 5, 1999 (Note 5). For comparative purposes, the Company has reclassified the Polaner sales and operating income from the Branded Products Segment where it was reported in the Company's 1998 Annual Report, to the All Other category for the three and six months ended June 30, 1999 and 1998.

The Company sells the products in each of its segments primarily to grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, drug and mass merchants and warehouse clubs.

The Company evaluates segment performance based upon segment operating income (earnings before interest expense, other [income] expense, net and income taxes excluding unusual or infrequently occurring items, restructuring charge and stock compensation expense [income]). Certain centrally incurred costs, are not allocated to the operating segments.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Results by Segment, (Continued)

BRANDED PRODUCTS - The Branded Products segment net sales increased $34.7 million, or 20%, for the three months ended June 30, 1999 versus the comparable 1998 period. This increase is primarily the net result of the Libby's acquisition ($26.1 million), increased sales of Chef Boyardee ($2.5 million), PAM ($8.1 million), and Ro*Tel ($1.2 million), partially offset by lower sales of Campfire ($2.4 million). All other Branded Products sales decreased $0.8 million.

Sales of the Chef Boyardee brand increased approximately 3% for the three months ended June 30, 1999 versus the comparable 1998 period. In terms of the brand's various product lines, canned pasta sales increased 6% primarily due to new product introductions and microwave sales were up 3%, partially offset by declines in Pizza Kits and Dinners.

PAM sales were primarily driven by strong consumer promotion support to improve the price/value relationship versus competitive brands, the July 1998 launch of two new flavors, lemon and garlic and increased sales to club stores and mass merchandisers.

The decline in Campfire sales largely correlates to a continuing decline in our crisp rice bar business ($2.0 million).

Segment operating income of the Branded Products segment increased $3.1 million largely reflecting the factors discussed above. As a percentage of net sales, segment operating income of the Branded Products segment decreased from 20.4% during the three months ended June 30, 1998 to 18.4% for the same period 1999. This decrease reflects the change in product mix caused by the addition of Libby's, which has lower operating margins than other products within the segment, and an increase in promotional support related to the Branded Products over the comparable 1998 period.

For the six months ended June 30, 1999, the Branded Products segment net sales increased $67.0 million, or 19%, versus the comparable 1998 period. This increase is primarily the net result of the Libby's acquisition ($48.1 million), increased sales of Chef Boyardee ($5.2 million), PAM ($10.7 million), Ro*Tel ($3.9 million) primarily due to geographical expansion and Dennison's ($2.3 million), partially offset by lower sales of Campfire ($4.3 million).

Sales of the Chef Boyardee brand increased approximately 3% for the six months ended June 30, 1999 versus the comparable 1998 period. In terms of the various product lines, canned pasta sales increased 4%, primarily due to new product introductions and microwave sales were up 7%, partially offset by declines in Pizza Kits and Dinners.

PAM sales were primarily driven by strong consumer promotion support to improve the price/value relationship versus competitive brands, the July 1998 launch of two new flavors, lemon and garlic and increased sales to club stores and mass merchandisers.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Results by Segment, (Continued)

The decline in Campfire sales largely correlates to a continuing decline in our crisp rice bar business ($4.0 million).

Segment operating income of the Branded Products segment for the six months ended June 30, 1999 increased $4.7 million largely reflecting the factors discussed above. As a percentage of net sales, segment operating income decreased from 21.2% during the six months ended June 30, 1998 to 18.9% for the same period 1999. This decrease reflects the change in product mix caused by the addition of Libby's which has lower operating margins than other products within the segment and an increase in promotional support related to the Branded Products over the comparable 1998 period.

SEAFOOD - The Seafood segment net sales for the three months ended June 30, 1999 increased $54.1 million, or 54%, over the comparable 1998 period, due to the acquisition of the Cloverleaf/Paramount brands ($35.6 million), an increase in Bumble Bee sales ($16.6 million) primarily due to incremental distribution in mass merchandising and club stores, increased sales in Puerto Rico and in specialty seafood products, and the acquisition of Libby's and its related salmon sales ($1.8 million). Segment operating income correspondingly increased $2.6 million or 36%.

The Seafood segment net sales for the six months ended June 30, 1999 increased $97.5 million, or 45%, over the comparable 1998 period, due to the acquisition of the Cloverleaf/Paramount brands ($62.7 million), an increase in Bumble Bee sales ($30.0 million) primarily due to incremental distribution in mass merchandising and club stores, increased sales in Puerto Rico and in specialty seafood products and the acquisitions of Libby's and its related salmon sales ($4.8 million). Segment operating income correspondingly increased $5.7 million, or 41%.

PRIVATE LABEL AND FOOD SERVICE - Net sales of the Private Label and Foodservice segment for the three months ended June 1999 increased $7.5 million, or 12%, over the comparable 1998 period, primarily due to the April 1998 acquisition of Grist Mill ($2.8 million), the addition of Libby's private label and foodservice sales ($3.4 million) and an increase in Foodservice sales ($0.7 million). Segment operating income increased $2.2 million, or 28%, primarily due to the acquisition of Grist Mill and the factors discussed above.

For the six months ended June 30, 1999, net sales of the Private Label and Foodservice segment, increased $45.4 million, or 44%, primarily due to the April 1998 acquisition of Grist Mill ($34.4 million), the addition of Libby's private label and foodservice sales ($7.4 million) and an increase in Foodservice sales ($2.3 million). Segment operating income for the six months ended June 30, 1999 increased $5.9 million, or 41%, primarily due to the acquisition of Grist Mill and the factors discussed above.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Results by Segment, (Continued)

The All Other net sales for the three months ended June 30, 1999 increased $13.8 million, or 21%, over the comparable 1998 period, primarily due to contract manufacturing sales to Nestle ($13.6 million) at prices which approximate the Company's cost of production, the acquisition of Libby's ($6.5 million), an increase in PDM sales ($4.8 million) and an increase in Puerto Rico net sales ($2.5 million), primarily offset by a decrease in export sales ($1.4 million). The Company sold its Polaner business in February 1999, and accordingly, sales for Polaner decreased $12.6 million as compared to the comparable 1998 period. All Other operating income increased $1.3 million, or 20%, largely reflecting the factors discussed above.

The All Other Net Sales for the six months ended June 30, 1999 increased $26.0 million, or 21%, primarily due to contract manufacturing sales to Nestle ($28.0 million) at prices which approximate the Company's cost of production, the acquisition of Libby's ($10.0 million), the acquisition of Puritan in March 1998 ($6.7 million), an increase in PDM sales ($6.6 million), primarily offset by a decrease in Export sales ($2.1 million) and a decrease in Puerto Rico net sales ($1.0 million). The Company sold its Polaner business in February 1999, and accordingly, sales for Polaner decreased $21.0 million as compared to the comparable 1998 period. All Other operating income increased $1.5 million, or 12%, largely reflecting the factors discussed above.

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

The Vacaville, California production facility ceased operations in December 1998, while the adjacent distribution center and the Clearfield, Utah facility closed in the second quarter of 1999.

With the exception of outsourced products, the Company has moved all of the products that were manufactured at the Vacaville facility to other facilities, mainly Milton, Pennsylvania. Production of tomato paste used in Chef Boyardee canned pasta products and of Ro*Tel diced tomatoes, both of which were manufactured at the Vacaville facility prior to its closure, has been outsourced. The manufacturing of the Campfire products has been transferred from Clearfield, Utah to the Company's Lakeville, Minnesota facility. The Company incurs non-capitalizable expenses as the transfer and installation of the relocated equipment from these facilities occurs. The Company incurred approximately $1.5 million and $2.4 million of such non-capitalizable costs for the three and six months ended June 30, 1999, respectively.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Restructuring, (Continued)

At June 30, 1999, $4.1 million of restructuring charges remained in other accrued liabilities. This amount is comprised of severance and related costs and facility closure costs. Payments totalling $7.0 million have been made to date, including $0.3 million for the three months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - Net cash provided by operating activities for the six months ended June 30, 1999 was $50.3 million, or $23.3 million less than the comparable 1998 period primarily due to an increase in inventory levels ($10.8 million) principally related to increased tuna inventories, offset by outsourcing of tomato paste and Ro*Tel diced tomatoes, the gain on the Polaner sale ($15.8 million) and changes in other assets and liabilities ($21.3 million), primarily offset by increased net income ($18.2 million) and a decrease in deferred income taxes ($5.5 million).

Net cash used by investing activities for the six months ended June 30, 1999 improved by $131.4 million, as a result of fewer acquisitions and the $30.0 million in proceeds from the sale of Polaner, partially offset by higher capital expenditures. In 1999, the Company through its subsidiary, Bumble Bee Seafoods, Inc., acquired the Cloverleaf/Paramount brands for approximately $38.2 million, net of cash acquired. In 1998, the Company purchased Grist Mill for approximately $106.2 million, net of cash acquired, and through its Canadian subsidiary, International Home Foods (Canada), Inc., the Company purchased substantially all of the assets relating to the Puritan stews and canned meats business from Unilever's T. J. Lipton Canada division for approximately $39.0 million.

Cash used in financing activities was $17.2 million for the six month period ended June 30, 1999, compared to $100.2 million provided in the comparable 1998 period. In 1999, the principal factors of the decrease relate to the Company's borrowing of $45.0 million to fund working capital and to partially fund the Cloverleaf/Paramount brands acquisition and its repayment of $40.9 million, $25.8 million and $5.5 million under the terms of its revolving credit facility, its Senior Bank Facilities and Grist Mill term loan, respectively. In 1998, the Company amended its Senior Bank Facilities by borrowing an additional $110.0 million in term loans and also borrowed $183.0 million under the terms of its revolving credit facility. The net additional borrowings were used to fund working capital and the acquisitions of Puritan and Grist Mill. The Company also repaid $181.0 million and $13.7 million under the terms of its revolving credit facility and its Senior Bank Facilities, respectively, in 1998.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources, (Continued)

The Company is highly leveraged with Senior Bank Facilities that comprise (i) a $516.5 million Tranche A term loan facility, maturing in 2004, (ii) a $149.8 million Tranche B term loan facility, maturing in 2005, (iii) a $100.0 million Tranche B-1 term loan facility, maturing in 2006, and (iv) a $230.0 million revolving credit facility, maturing in 2004. As of June 30, 1999, the outstanding balance of the Senior Bank Facilities was $791.3 million, which included $68.1 million of borrowings under the revolving credit facility. In addition to scheduled periodic repayments aggregating $25.7 million for the remainder of 1999, the Company is also required to make mandatory repayments of the loans under the Senior Bank Facilities with a portion of its excess cash flow, as defined.

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

As of June 30, 1999, the Company had the following interest rate instruments in effect for which the fair value of these instruments is based on estimated current settlement cost (notional amounts are in millions):

                                         Notional        Strike           Fair
                                          Amount          Rate            Value           Period              Rates
                                         --------        ------          ------       -------------        ---------

     Interest Rate Swaps                 $200 (1)         6.23%          $  1.5        8/98 - 11/01        6 - month
                                          600 (1)         5.55%              --        5/99 -  5/04        3 - month

     Interest Rate Cap                   $225 (1)         6.75%             --        10/98 - 10/99        6 - month
                                          200 (2)         6.75%             --         8/98 - 11/01        6 - month
                                          600 (2)         6.30%             2.3        5/99 -  5/04        3 - month

     Interest Rate Floor                 $200 (1)         5.20%            (2.2)       8/98 - 11/01        6 - month
                                          600 (1)         4.45%            (6.8)       5/99 -  5/04        3 - month

     Interest Rate Collar                $150 (1)         5.75%            (0.4)      10/98 - 10/01        3 - month
                                                          3.76%           ------
                                                                          $(5.6)
                                                                          ======


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

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Impact of Recent Accounting Standards, (Continued)

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. As issued, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. However, with the introduction of SFAS 137, "Deferral of the Effective Date of SFAS 133", SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect this statement will have on its financial statements.

READINESS FOR YEAR 2000

Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, and as a result may be unable to accurately process certain data before, during or after the Year 2000 ("Y2K"). As a result, entities are at risk for possible miscalculations or systems failures causing disruption in business operations. This Y2K issue can arise at any point in the Company's manufacturing processing, distribution and financial chains.

A Y2K Compliance Project, directed by the Company's Vice President of Information Systems, has been in process at the Company since 1997. The Company's business systems are either being replaced with newer systems that are Y2K compliant or each system that will be retained is being remediated. The internal project team for manufacturing systems compliance is complemented by a project control review by an outside consulting firm. The project scope is not limited to computerized business systems. Infrastructure issues including, but not limited to, telephone switches, personal computers, data communication network control software and production process control software, are being addressed.

Achieving Y2K compliance for our business systems will largely be a by-product of the Company's initiative to improve access to business information through a common, integrated computing system across the organization. The Company has implemented an Enterprise Resource Planning (ERP) System based on SSA's Business Planning and Control System (BPCS) software. The remediation of this software for Y2K compliance was completed as of November 15, 1998. This software is generally being/or will be used in all existing operations by the foruth quarter of 1999. Other non-Y2K compliant business software is being replaced or upgraded to versions which are Y2K compliant. Total business systems compliance costs, excluding internal costs, are not expected to be material.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

Readiness for Year 2000, (Continued)

The Company's infrastructure issues have been assessed and a remediation plan has been completed. Remediation cost estimates are not expected to be material. All critical manufacturing process control systems have been tested and are believed to be compliant. The Company will conduct a records review on these systems in the third quarter of 1999 to verify compliance.

The Company has undertaken efforts to verify that all of its material vendors and suppliers will be Y2K compliant. Specifically, the Company sent a comprehensive questionnaire to all of its significant suppliers and vendors regarding their Y2K compliance in an attempt to identify any problem areas with respect to these groups. Although the results of the questionnaire indicated that its material vendors and suppliers intend to be Y2K compliant before the end of 1999, they were not able to provide us any assurances.

The Company will develop contingency plans as it becomes apparent that such plans are warranted.

The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. The Company believes that with the completion of the remediation of the business systems, the possibility of significant interruptions of normal operations should be reduced. However, due to the general uncertainty inherent in the Y2K problem, resulting in part from the inability to ensure readiness of third parties, the Y2K compliance issue could have a material adverse impact on the Company's results of operations, cash flows and financial condition. Based upon information available at this time, the Company believes that the cost of Y2K readiness will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. Y2K expenditures are being funded through operating cash flow.

SUBSEQUENT EVENTS

On July 19, 1999, the Company, through its subsidiary Bumble Bee Seafoods, Inc., acquired the manufacturing, sales distribution and marketing operations of Louis Kemp from Tyson Foods, Inc. Louis Kemp is a highly automated and value-added surimi business in the fast-growing refrigerated sector. Surimi-based products are made from North Pacific Ocean pollack and whiting fish meats. These products are primarily sold under the tradename Louis Kemp and other trade names such as Captain Jac, SeaFest and Pacific Mate. The Company financed this acquisition with borrowings under its Revolving Credit Facility.

INFORMATION ABOUT FORWARD LOOKING STATEMENTS

The Company may make statements about the trends, future plans and the Company's prospects. Actual results may differ from those described in such forward looking statements based on the risks and uncertainties facing the Company, including but not limited to changes in the economic conditions and changes in the food products manufacturing industry, possible acquisitions of assets or business and other factors.

                         INTERNATIONAL HOME FOODS, INC.


                                     PART II



ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          ---------------------------------------------------


      (a) The matters described under item 4 (c) below were submitted to a vote of security holders, through the solicitation of proxies pursuant to
          Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on May 5, 1999 (the "Annual Meeting").

      (b) Not applicable

      (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

                        (i)  Election of directors:


                                  Nominee                       For                     Withheld
                             -----------------              -----------                 --------
                             Michael J. Cramer               66,165,573                  110,785
                             Michael J. Levitt               66,165,698                  110,660
                             M. L. Lowenkron                 66,163,948                  112,410


                       (ii)  Ratification of the appointment of
                             PricewaterhouseCoopers LLP as independent auditors for 1999:


                                    For                      Against                     Abstain
                             -----------------              -----------                 --------
                                    66,257,906                    6,675                   11,777

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

                                              International Home Foods, Inc.
                                                     (Registrant)


Date:     August 16, 1999                     /s/ C. DEAN METROPOULOS
                                              ---------------------------------
                                              C. Dean Metropoulos
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:     August 16, 1999                     /s/ LAWRENCE K. HATHAWAY
                                              ---------------------------------
                                              Lawrence K. Hathaway
                                              President and
                                              Chief Operating Officer

Date:     August 16, 1999                     /s/ N. MICHAEL DION
                                              ---------------------------------
                                              N. Michael Dion
                                              Senior Vice President and
                                              Chief Financial Officer

                         INTERNATIONAL HOME FOODS, INC.




INDEX TO EXHIBITS

EXHIBIT
NUMBER                                        EXHIBITS



    12                  Computation of Consolidated Ratio of Earnings to Fixed Charges

    27                  Financial Data Schedule
