Form 10-Q
period 1999-09-30
INTERNATIONAL HOME FOODS INC
filed 1999-11-15
CIK 1027881

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-18859

                               -----------------

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

                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes [X] No  [  ]

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at September 30, 1999 was 73,753,911.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q


                                                                                                   Page No.
                                                                                                   --------

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Consolidated Statements of Income                                                          3
                Three Months Ended September 30, 1999 and 1998
                Nine Months Ended September 30, 1999 and 1998

             Consolidated Balance Sheets                                                                4
                September 30, 1999 and December 31, 1998

             Consolidated Statements of Cash Flows                                                      5
                Nine Months Ended September 30, 1999 and 1998

             Notes to Consolidated Financial Statements                                                 6

Item 2.      Management's Discussion and Analysis of                                                   15
                Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                          26

Signatures                                                                                             27

Exhibit 12.  Computation of Consolidated Ratio of                                                      29
                Earnings to Fixed Charges

Exhibit 27.  Financial Data Schedule                                                                   30

                         INTERNATIONAL HOME FOODS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Three Months Ended                     Nine Months Ended
                                                                   September 30,                         September 30,
                                                             1999              1998                 1999               1998
                                                       ---------------    ---------------     ---------------    ---------------
                                                                   (unaudited)                            (unaudited)

Net sales                                              $       548,875    $       439,744     $     1,575,635    $     1,230,686
Cost of sales                                                  290,547            231,234             843,024            642,488
                                                       ---------------    ---------------     ---------------    ---------------
      Gross profit                                             258,328            208,510             732,611            588,198

Marketing expenses                                             113,810             84,654             335,057            244,084
Selling, general, and administrative expenses                   65,533             56,513             188,487            163,658
Restructuring charge                                                --            118,087                  --            118,087
                                                       ---------------    ---------------     ---------------    ---------------
       Income/(loss) from operations                            78,985            (50,744)            209,067             62,369
                                                       ---------------    ---------------     ---------------    ---------------

Interest expense                                                25,659             24,196              76,019             70,790
Other (income) expense, net                                       (584)               549              (1,182)               314
Gain on sale of business                                            --                 --             (15,779)                --
                                                       ---------------    ---------------     ---------------    ---------------
       Income before provision/(benefit) for
         income taxes                                           53,910            (75,489)            150,009             (8,735)
Provision/(benefit) for income taxes                            41,628            (26,518)             79,107               (151)
                                                       ---------------    ---------------     ---------------    ---------------
       Net income/(loss)                               $        12,282    $       (48,971)    $        70,902    $        (8,584)
                                                       ===============    ===============     ===============    ===============

Basic earnings per share:
       Net income/(loss)                               $          0.17    $         (0.63)    $          0.97    $         (0.11)
                                                       ---------------    ---------------     ---------------    ---------------
       Shares used in computing basic earnings
         per share                                          73,629,067         77,449,186          73,453,424         77,351,764
                                                       ---------------    ---------------     ---------------    ---------------

Diluted earnings per share:
       Net income/(loss)                               $          0.16    $         (0.63)*   $          0.93    $         (0.11)*
                                                       ---------------    ---------------     ---------------    ---------------
       Shares used in computing diluted earnings
         per share                                          76,344,656         80,460,848          75,976,295         80,832,342
                                                       ---------------    ---------------     ---------------    ---------------

     * Effect of incremental shares is antidilutive.



See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                September 30,      December 31,
ASSETS                                                               1999               1998
                                                               ---------------    ---------------
                                                                 (unaudited)
Current Assets:
      Cash and cash equivalents                                $        16,600    $        17,201
      Accounts receivable, net of allowances                           189,787            141,422
      Inventories                                                      284,489            235,730
      Prepaid expenses and other current assets                         38,553             16,737
      Deferred income taxes                                             16,355             19,616
                                                               ---------------    ---------------
          Total current assets                                         545,784            430,706

Property, plant and equipment, net                                     299,724            262,771
Intangible assets, net                                                 431,876            396,617
Deferred income taxes                                                  274,658            330,651
Other assets                                                            20,534             24,667
                                                               ---------------    ---------------
              Total assets                                     $     1,572,576    $     1,445,412
                                                               ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Due to banks                                              $        26,385    $        17,470
     Current portion of long-term debt                                  73,084             51,694
     Revolving credit facility                                         115,325             62,526
     Accounts payable                                                   74,090             44,854
     Accrued salaries, wages and benefits                               29,240             22,780
     Accrued advertising and promotion                                  43,823             38,317
     Accrued interest                                                   22,106             16,311
     Other accrued liabilities                                          30,304             33,378
                                                               ---------------    ---------------
          Total current liabilities                                    414,357            287,330

Long-term debt                                                       1,024,378          1,102,830
Postretirement benefits obligation                                      26,772             24,487
Other non-current liabilities                                              855                861
                                                               ---------------    ---------------
              Total liabilities                                      1,466,362          1,415,508
                                                               ---------------    ---------------

Commitments and contingencies

Stockholders' Equity

Preferred stock - par value $.01 per share; authorized,
    100,000,000 shares; no shares issued or outstanding        $            --    $            --
Common stock - par value $.01 per share; authorized,
    300,000,000 shares; issued 78,153,911 and
     77,584,348 shares                                                     782                776
Additional paid-in capital                                              61,711             56,051
Treasury stock, at cost 4,400,000 shares                               (57,200)           (57,200)
Retained earnings                                                      105,399             34,497
Accumulated other comprehensive loss                                    (4,478)            (4,220)
                                                               ---------------    ---------------
         Total stockholders' equity                                    106,214             29,904
                                                               ---------------    ---------------
     Total liabilities and stockholders' equity                $     1,572,576    $     1,445,412
                                                               ===============    ===============


See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    1999               1998
                                                                              ---------------    ---------------
                                                                                          (unaudited)
OPERATING ACTIVITIES:
Net income/(loss)                                                             $        70,902    $        (8,584)
Adjustments to reconcile net income/(loss) to net cash
 provided by operating activities:
    Depreciation and amortization                                                      32,109             29,834
    Deferred income taxes                                                              59,255             (5,543)
    Stock option compensation                                                             142                946
    Restructuring charge                                                                   --            117,519
    Gain on sale of business                                                          (15,779)                --
Changes in assets and liabilities, net of acquisitions and divestiture:
    Increase in accounts receivable                                                   (31,730)           (33,585)
    Increase in inventories                                                           (24,552)           (12,727)
    (Increase)/decrease in other current assets                                       (20,826)             3,017
    Increase in accounts payable                                                       23,880             13,392
    Increase/(decrease) in accrued liabilities                                          7,537             (1,137)
    Increase in non-current assets                                                     (2,101)            (3,202)
    Increase in non-current liabilities                                                 2,892                 --
                                                                              ---------------    ---------------
        Net cash provided by operating activities                                     101,729             99,930
                                                                              ---------------    ---------------

INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                                             (34,223)           (20,442)
    Purchase of businesses, net of cash acquired                                     (105,687)          (277,773)
    Proceeds from sale of business                                                     30,000                 --
                                                                              ---------------    ---------------
        Net cash used in investing activities                                        (109,910)          (298,215)
                                                                              ---------------    ---------------

FINANCING ACTIVITIES:
    Increase in due to banks                                                            8,915              4,661
    Issuance of long-term debt                                                             --            210,000
    Payment of debt issuance costs                                                         --             (1,707)
    Repayment of long-term debt                                                       (57,064)           (31,141)
    Borrowings from revolving credit facility                                         127,636            316,000
    Repayment of borrowings from revolving credit facility                            (76,207)          (302,984)
    Proceeds from exercise of stock options                                             4,118              1,971
                                                                              ---------------    ---------------
        Net cash provided by financing activities                                       7,398            196,800
                                                                              ---------------    ---------------

Effect of exchange rate changes on cash                                                   182                902
                                                                              ---------------    ---------------
Decrease in cash and cash equivalents                                                    (601)              (583)

Cash and cash equivalents at beginning of period                                       17,201             11,872
                                                                              ---------------    ---------------
Cash and cash equivalents at end of period                                    $        16,600    $        11,289
                                                                              ===============    ===============
Cash paid during the period for:
    Interest                                                                  $        66,819    $        57,882
    Income taxes                                                              $        19,989    $        11,043



See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1.       ACCOUNTING POLICIES

         Interim Financial Statements

         In the opinion of International Home Foods, Inc. ("the Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, the results of operations and comprehensive income for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. In 1999, the Company converted from monthly calendar reporting periods to 4-4-5 monthly periods. The impact on the third quarter and nine month results was not material. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

2.       INVENTORIES

         Inventories consist of:

                                          September 30,  December 31,
                                               1999          1998
                                          -------------  ------------
                    Raw materials          $   68,119     $   47,468
                    Work in progress            7,502         18,101
                    Finished goods            208,868        170,161
                                           ----------     ----------
                         Total             $  284,489     $  235,730
                                           ==========     ==========

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.       RESTRUCTURING

         In September 1998, in conjunction with management's plan to reduce costs and improve operational efficiencies, the Company recorded a restructuring charge of $118.1 million ($75.3 million after tax). The principal actions in the restructuring plan involved the closure of the Vacaville, California and Clearfield, Utah production facilities and the related impact of the transfer of production to other facilities, mainly Milton, Pennsylvania, and the write-down of goodwill associated with the Campfire crisp rice snack bar brand and the Polaner fruit spreads brand. The Polaner business was subsequently sold (Note 5).

         The Vacaville, California production facility ceased operations in December 1998, while the adjacent distribution center and the Clearfield, Utah facility closed in the second quarter of 1999.

         With the exception of outsourced products, the Company has moved all of the products that were manufactured at the Vacaville facility to other facilities, mainly Milton, Pennsylvania. Production of tomato paste used in Chef Boyardee canned pasta products and of Ro*Tel diced tomatoes, both of which were manufactured at the Vacaville facility prior to its closure, have been outsourced. The manufacturing of the Campfire products has been transferred from Clearfield, Utah to the Company's Lakeville, Minnesota facility. The Company incurs non-capitalizable expenses as the transfer and installation of the relocated equipment from these facilities occurs. The Company incurred approximately $2.4 million of such non-capitalizable costs for the nine months ended September 30, 1999, none of which were incurred in the third quarter.

         At September 30, 1999, $3.6 million of restructuring charges remained in other accrued liabilities. This amount is comprised of severance related costs and facility closure costs. Payments totalling $7.5 million have been made to date, including $0.5 million for the three months ended September 30, 1999.

4.       INCOME TAXES

         In September 1999, the Company adopted a tax restructuring program, which resulted in a one-time, non-cash tax charge of $20.6 million, or $0.27 per diluted share, in the third quarter ended September 30, 1999 to reduce deferred tax assets that had been recorded in prior years. This program will be implemented by December 31, 1999.

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

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


6.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is as follows:

                                                       Three Months Ended          Nine Months Ended
                                                           September 30,             September 30,
                                                       1999          1998         1999           1998
                                                    ----------    ----------    ----------    ----------
                                                            (unaudited)                (unaudited)

         Net income/(loss)                          $   12,282    $  (48,971)   $   70,902    $   (8,584)

         Foreign currency translation
            Amount before taxes                     $   (1,253)   $      672    $     (777)   $   (1,532)
            Income tax benefit (expense)                   322          (441)          519           186
                                                    ----------    ----------    ----------    ----------
            Other comprehensive income (loss)       $     (931)   $      231    $     (258)   $   (1,346)
                                                    ----------    ----------    ----------    ----------

         Total comprehensive income/(loss)          $   11,351    $  (48,740)   $   70,644    $   (9,930)
                                                    ==========    ==========    ==========    ==========

         The following amounts are included in Accumulated other comprehensive income (loss) at September 30, 1999 and December 31, 1998:

                                                            September 30,       December 31,
                                                                1999                1998
                                                          ---------------    ---------------
         Minimum pension liability                        $          (249)   $          (249)
         Foreign currency translation                              (4,229)            (3,971)
                                                          ---------------    ---------------
             Accumulated other comprehensive loss         $        (4,478)   $        (4,220)
                                                          ===============    ===============

7.       RELATED PARTY TRANSACTIONS

         Effective November 1, 1996, the Company entered into a 10-year monitoring and oversight agreement with an affiliate of its majority stockholder. The agreement provides for an annual fee of the greater of $1,000 or 0.1% of the budgeted consolidated net sales of the Company for the current year. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5% of the transaction value, as defined, for each add-on transaction, as defined. The Company incurred monitoring and oversight fees of $507 and $400 for the three months ended September 30, 1999 and 1998 and $1,481 and $1,200 for the nine months ended September 30, 1999 and 1998, respectively. In addition, the Company incurred financial advisory fees of $1,008 and $1,890 for the three months ended September 30, 1999 and 1998 and $1,554 and $3,967 for the nine months ended September 30, 1999 and 1998, respectively.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


8.   ACQUISITIONS

     On July 19, 1999, the Company, through its subsidiary Bumble Bee Seafoods, Inc., acquired the manufacturing, sales distribution and marketing operations of Louis Kemp from Tyson Foods, Inc. for $68,483, including transaction fees. The Company financed this acquisition with borrowings under its Revolving Credit Facility. Louis Kemp is a highly automated and value-added surimi business in the fast-growing refrigerated sector. Surimi-based products are made from North Pacific ocean pollack and whiting fish meats. These products are primarily sold under the trade name Louis Kemp(R) and other trade names such as Captain Jac, SeaFest and Pacific Mate.

     On January 19, 1999, the Company, through its subsidiary Bumble Bee Seafoods, Inc., acquired the Cloverleaf and Paramount canned seafood brands and business of British Columbia Packers ("Cloverleaf/Paramount brands") from George Weston Ltd. of Canada for a total purchase price of $38,454. The acquisition was partially funded with borrowings under the Company's Revolving Credit Facility and the balance of the purchase price from the Company's available cash balances as of the date of the closing.

     The excess of cost over fair value of net assets acquired for the above acquisitions will be amortized over 40 years for identifiable intangibles and goodwill. These acquisitions have been accounted for using the purchase method of accounting, and the operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisition. The information below includes non-cash investing and financing activities supplemental to the consolidated statements of cash flows. A summary of the excess of cost over fair value of net assets acquired resulting from purchase price allocations for these acquisitions is as follows:

                                                                CLOVERLEAF/
                                                LOUIS           PARAMOUNT
                                                 KEMP             BRANDS
                                           ---------------   ---------------
     Cost of acquisition, including
       transaction fees                    $        68,483   $        38,454
     Less:  acquired assets
       Current assets                               10,542            40,694
       Property, plant and equipment                18,111             1,166
     Add:  liabilities assumed                         571            10,643
                                           ---------------   ---------------
     Excess of cost over net assets
       acquired                            $        40,401   $         7,237
                                           ===============   ===============

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    Acquisitions, (Continued)

    The following unaudited proforma consolidated results of operations have been prepared as if the 1999 and 1998 acquisitions had occurred as of the beginning of 1998 and reflect proforma adjustments for goodwill, interest expense and tax expense:

                                                For the Nine Months Ended                    For the Nine Months Ended
                                                   September 30,  1999                           September 30, 1998
                                     -------------------------------------------   -------------------------------------------
                                            IHF      Acquisitions(1)    Total           IHF        Acquisitions(2)    Total
                                     -------------------------------------------   -------------------------------------------

    Net sales                        $  1,575,635   $     67,499    $  1,643,134   $  1,230,686    $    327,240   $  1,557,926
    Operating income                 $    209,067   $        509    $    209,576   $     62,369    $      9,925   $     79,294
    Net income (loss)                $     70,902   $     (1,933)   $     68,969   $     (8,584)   $      2,249   $     (6,335)

    Earnings (loss) per share:
        Basic                        $       0.97   $      (0.03)   $       0.94   $      (0.11)   $       0.03   $      (0.08)

        Diluted                      $       0.93   $      (0.03)   $       0.90   $      (0.11)   $       0.03   $      (0.08)

    (1) Amounts include Louis Kemp and Cloverleaf/Paramount brands.

    (2) Amounts include Louis Kemp, Cloverleaf/Paramount brands, Libby's, Grist Mill and Puritan brands.

    The proforma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

9.  IMPACT OF RECENT ACCOUNTING STANDARDS

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

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


10.     EARNINGS PER SHARE

        Basic earnings per share ("EPS") is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if options to issue common stock are assumed to be exercised or converted into common stock.

        The table below summarizes the numerator and denominator for the basic and diluted earnings (loss) per share calculations (in thousands, except per share amounts).

                                                    For the Three Months Ended  For the Nine Months Ended
                                                           September 30,              September 30,
                                                        1999         1998           1999         1998
                                                     ----------   ----------     ----------   ----------
         Numerator:

           Net income/(loss) available to common
              shares                                 $   12,282   $  (48,971)    $   70,902   $   (8,584)

         Denominator:

           Average number of shares outstanding          73,629       77,449         73,453       77,352
           Effect of dilutive stock options               2,716        3,012          2,523        3,480
                                                     ----------   ----------     ----------   ----------
           Total number of shares outstanding            76,345       80,461         75,976       80,832

           Basic earnings per share                  $     0.17   $    (0.63)    $     0.97   $    (0.11)

           Diluted earnings per share                $     0.16   $    (0.63)*   $     0.93   $    (0.11)*

         * Effect of incremental shares is antidilutive

11.     BUSINESS SEGMENT INFORMATION

        The Company manufactures and markets a diversified portfolio of shelf-stable food products including entrees, side dishes, snacks, canned fish, refrigerated surimi and canned meats, among others. The Company sells its products primarily in the United States, Canada and Mexico, and is not dependent on any single or major group of customers for its sales.

        The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Branded Products is defined as U.S. grocery sales for the following products: Chef Boyardee(R), Libby's(R) brand of canned meats, Southwest brands (Luck's(R), Ro*Tel(R), Dennison's(R) and Ranch Style(R)), Specialty brands (PAM(R), Gulden's(R), Maypo(R), Wheatena(R), Maltex(R) and G. Washington's(R)) and Snack brands (Crunch 'n Munch(R), Jiffy Pop(R) and Campfire(R)). Seafood includes all sales for the Bumble Bee(R), Orleans(R), Libby's(R), Clover Leaf(R), Paramount(R) and Louis Kemp brands of seafood products as well as private label and foodservice seafood sales. Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust and personal care products and the sales to foodservice distributors. The All Other category is comprised of sales of Polaner(R) products, sales to the military, contract sales to Nestle and International sales, which includes branded, private label and foodservice sales in Canada, Mexico, Puerto Rico and other export sales.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


     Business Segment Information, (Continued)

     The Company sold its Polaner fruit spreads and spices business on February 5, 1999 (Note 5). For comparative purposes, the Company has reclassified the Polaner sales and operating income from the Branded Products Segment where it was reported in the Company's 1998 Annual Report, to the All Other category for 1999 and 1998.

     The Company sells the products in each of its segments primarily to wholesalers and distributors, grocery stores and supermarkets, convenience stores, drug and mass merchants and warehouse clubs.

     The Company evaluates segment performance based upon segment operating income (earnings before interest expense, other [income] expense, net and income taxes excluding unusual or infrequently occurring items, restructuring charges and stock compensation expense [income]). Certain centrally incurred costs are not allocated to the operating segments.

     A summary of the Company's three reportable business segments - Branded Products, Seafood, and Private Label and Foodservice is as follows:

                                                      For the Three Months Ended      For the Nine Months Ended
                                                              September 30,                  September 30,
                                                         1999            1998             1999          1998
                                                     ------------    ------------    ------------   ------------

      Net Sales:
          Branded Products                           $    221,022    $    185,705    $    636,777   $    534,503
          Seafood                                         178,948         112,386         492,756        328,711
          Private Label and Foodservice                    78,751          73,537         228,348        177,764
                                                     ------------    ------------    ------------   ------------
            Subtotal - Reportable Segments                478,721         371,628       1,357,881      1,040,978
          All Other                                        70,154          68,116         217,754        189,708
                                                     ------------    ------------    ------------   ------------
                    Total                            $    548,875    $    439,744    $  1,575,635   $  1,230,686
                                                     ============    ============    ============   ============


                                                         1999            1998             1999          1998
                                                     ------------    ------------    ------------   ------------

      Segment Operating Income:
          Branded Products                           $     50,815    $     37,904    $    129,288   $    111,680
          Seafood                                           8,997           7,820          28,402         21,488
          Private Label and Foodservice                    10,789          10,899          31,004         25,084
                                                     ------------    ------------    ------------   ------------
            Subtotal - Reportable Segments                 70,601          56,623         188,694        158,252
          All Other                                         8,413          10,304          22,171         24,880
                                                     ------------    ------------    ------------   ------------
                    Total                            $     79,014    $     66,927    $    210,865   $    183,132
                                                     ============    ============    ============   ============



                                                          Three Months Ended               Nine Months Ended
                                                              September 30,                  September 30,
                                                     ----------------------------    ---------------------------
                                                         1999            1998             1999          1998
                                                     ------------    ------------    ------------   ------------

      Reconciliation to Consolidated Results

      Segment Operating Income                       $     79,014    $     66,927    $    210,865   $    183,132
      Less:
        Restructuring Charge                                   --         118,087              --        118,087
        Stock compensation expense                             57             260             142            946
        Unallocated (income) expense                          (28)           (676)          1,656          1,730
                                                     ------------    ------------    ------------   ------------
           Total consolidated income (loss)
             from operations                         $     78,985    $    (50,744)   $    209,067   $     62,369
                                                     ============    ============    ============   ============

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


12.  GUARANTOR FINANCIAL DATA

     The Company's Senior Subordinated Notes are fully and unconditionally guaranteed by each of the Company's subsidiary guarantors on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning each of the subsidiary guarantors because management has determined that such information is not material to the holders of the Senior Subordinated Notes. Presented below is consolidating financial information including summarized combined financial information of the subsidiary guarantors:

     SEPTEMBER 30, 1999
     ------------------                                                              Non-
         (unaudited)                                          Guaranteeing       Guaranteeing
                                              Parent          Subsidiaries       Subsidiaries   Eliminations   Consolidated
                                           ------------       ------------       ------------   ------------   ------------
     Current assets                        $    137,893      $    297,002       $    110,929   $        (40)   $    545,784

     Non-current assets                       1,139,760           591,465             45,497       (749,930)      1,026,792

     Current liabilities                        230,662           113,325             70,410            (40)        414,357

     Non-current liabilities                  1,045,281             5,342              1,382             --       1,052,005


     DECEMBER 31, 1998
     -----------------
        (unaudited)

     Current assets                        $    148,110      $    239,521       $     43,166   $        (91)   $    430,706

     Non-current assets                       1,093,610           526,805             43,026       (648,735)      1,014,706

     Current liabilities                        170,725            78,502             38,194            (91)        287,330

     Non-current liabilities                  1,116,613            10,348              1,217             --       1,128,178


     FOR THE THREE MONTHS ENDED
     ---------------------------
     SEPTEMBER 30, 1999                                                              Non-
     ------------------                                       Guaranteeing       Guaranteeing
         (unaudited)                          Parent          Subsidiaries       Subsidiaries   Eliminations   Consolidated
                                           ------------       ------------       ------------   ------------   ------------

     Net sales                             $    235,160      $    237,762       $     75,953   $         --    $    548,875

     Gross profit                               138,098            88,628             31,602             --         258,328

     Net income (loss)                           11,784            (1,833)             2,331             --          12,282


     FOR THE THREE MONTHS ENDED
     --------------------------
     SEPTEMBER 30, 1998
     ------------------
         (unaudited)

     Net sales                             $    221,158      $    179,485       $     39,101   $         --    $    439,744

     Gross profit                               128,576            56,888             23,046             --         208,510

     Net income (loss)                            5,304(2)        (55,827)(2)          1,552             --         (48,971)(2)

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

     Guarantor Financial Data, (Continued)

     FOR THE NINE MONTHS ENDED
     -------------------------
     SEPTEMBER 30, 1999
     ------------------                                                               Non-
         (unaudited)                                           Guaranteeing       Guaranteeing
                                                Parent         Subsidiaries       Subsidiaries    Eliminations    Consolidated
                                               --------        ------------       ------------    ------------    ------------
     Net sales                             $    674,581       $    679,932       $    221,122    $         --    $  1,575,635

     Gross profit                               398,228            245,939             88,444              --         732,611

     Net income                                  25,296             39,276(1)           6,330              --          70,902(1)

     Net cash provided by (used)
       in operating activities                   77,538             58,409            (34,218)             --         101,729

     Net cash provided by (used)
       in investing activities                    1,586            (98,632)           (12,864)             --        (109,910)

     Net cash provided by (used)
       in financing activities                   (6,352)               200             13,550              --           7,398


     FOR THE NINE MONTHS ENDED
     -------------------------
     SEPTEMBER 30, 1998
     ------------------
         (unaudited)

     Net sales                             $    641,962       $    480,848       $    107,876    $         --    $  1,230,686

     Gross profit                               373,063            156,895             58,240              --         588,198

     Net income (loss)                           32,467(2)         (45,296)             4,245              --          (8,584)(2)

     Net cash provided by
       operating activities                      71,074             23,606              5,250              --          99,930

     Net cash used in
       investing activities                    (109,789)          (151,905)           (36,521)             --        (298,215)

     Net cash provided by
       financing activities                      38,270            134,013             24,517              --         196,800

     The 1998 amounts have been restated from amounts previously reported. Amounts are not intended to report results as if the subsidiaries were separate stand-alone entities.

     (1) Includes an after-tax gain of $9.6 million ($15.8 million pre-tax) from sale of the Polaner fruit spread and spice business.

     (2) Includes restructuring charge of $75.3 million (net of $42.8 million tax benefit). Guaranteeing Subsidiaries $61.3 million (net of $33.8 million tax benefit) and $14.0 million (net of $9.0 million tax benefit) for the Parent.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


QUARTERLY REPORTING - In order to improve future quarterly comparability and achieve operating efficiencies in 1999, the Company converted from monthly calendar reporting periods to 4-4-5 monthly periods. The impact on the third quarter and nine month results was not material.

RESULTS OF OPERATIONS - Three and Nine Months Ended September 30, 1999 and
1998.

NET SALES - The Company's net sales were $548.9 million for the three months ended September 30, 1999 as compared to $439.7 million in the comparable 1998 quarter, an increase of $109.2 million, or 24.8%. Approximately $87.4 million of the increase was related to sales of Libby's (including contract sales to Nestle), the Cloverleaf/Paramount brands, and Louis Kemp, which were acquired in September 1998, January 1999 and July 1999, respectively, and are not fully reflected in the 1998 amounts, offset by $11.6 million of lower sales due to the sale of the Polaner business in February 1999. The remaining $33.4 million increase primarily reflects increases in sales of Branded Products ($17.7 million), Seafood ($13.0 million) and Private Label and Foodservice ($2.3 million).

For the nine months ended September 30, 1999, net sales were $1,575.6 million as compared to $1,230.7 million in the comparable 1998 period, an increase of $344.9 million, or 28.0%. Approximately $292.8 million was related to sales of companies acquired during 1999 and 1998, which were not fully reflected in the 1998 amounts, offset by $32.6 million of lower sales due to the sale of Polaner in February 1999. The remaining $84.7 million primarily reflects increased sales of Branded Products ($36.6 million), Seafood ($43.0 million) and Private Label and Foodservice ($3.3 million).

See Results by Segment on pages 19-21.

COST OF GOODS SOLD - Cost of goods sold was $290.5 million for the three months ended September 30, 1999 as compared to $231.2 million in the comparable 1998 quarter. Expressed as a percentage of net sales, cost of goods sold increased to 52.9% from 52.6% in 1998. This was primarily attributable to the inclusion of the results of the Companies acquired during 1999 and 1998, which have products with lower average gross margins than the Company's existing products. In connection with the acquisition of the Libby's canned meat business from Nestle, the Company entered into a co-packing agreement pursuant to which the acquired production facility continues to manufacture certain products for Nestle for sales prices which approximate the Company's cost (contract sales to Nestle). This cost-based arrangement has a negative impact on realized gross margin of approximately 0.7%. Excluding results of the 1999 and 1998 acquisitions, cost of goods sold declined to 49.7% of net sales from 51.3% in 1998. This improvement in cost of goods sold as a percentage of net sales primarily reflects the effect of decreases in some of the Company's commodity prices (particularly seafood), product mix and management's continuing cost reduction initiatives.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Cost of Goods Sold, (Continued)

For the nine months ended September 30, 1999, cost of goods sold was $843.0 million as compared to $642.5 million for the comparable 1998 period. Expressed as a percentage of net sales, cost of goods sold increased to 53.5% from 52.2% in 1998. This was primarily attributable to the inclusion of the results of the Companies acquired during 1999 and 1998, which have products with lower average gross margins than the Company's existing products. The Nestle cost-based arrangement, previously referred to, has a negative impact on realized gross margin of approximately 1.1%. Excluding results of the 1999 and 1998 acquisitions, cost of goods sold declined to 49.1% of net sales from 51.5% in 1998. This improvement in cost of goods sold as a percentage of net sales primarily reflects the effect of decreases in some of the Company's commodity prices (particularly seafood), product mix, and management's continuing cost reduction initiatives.

MARKETING EXPENSES - Marketing expenses increased to $113.8 million for the three months ended September 30, 1999 as compared to $84.7 million in 1998. Expressed as a percentage of net sales, marketing expenses increased to 20.7% from 19.3% for the comparable 1998 period. The increase of $29.1 million was primarily attributable to Bumble Bee ($11.5 million) principally due to higher trade expenses related to lower commodity costs which are passed through to retailers as trade marketing dollars, the 1999 and 1998 acquisitions ($12.3 million), increases in the Southwest brands ($2.8 million) primarily due to new product introductions, partially offset by reductions in PAM ($4.4 million) primarily related to the July 1998 introduction of two new flavors and by a decrease in Polaner ($1.9 million) due to the sale of the business.

For the nine months ended September 30, 1999, marketing expenses increased to $335.1 million as compared to $244.1 million for the comparable 1998 period. Expressed as a percentage of sales, total marketing expenses increased to 21.3% from 19.8% for the comparable 1998 period. The increase of $91.0 million was primarily attributable to marketing expenses related to Bumble Bee ($34.2 million), the 1999 and 1998 acquisitions ($33.5 million), increases in Chef Boyardee ($8.0 million) due to new product introductions in 1999, PAM ($4.2 million) due to a full year impact of July 1998 new product introductions, and the International business ($2.6 million), primarily as a result of the same factors discussed above. This was partially offset by a decrease in Polaner ($7.6 million) due to the sale of the business.

SELLING, GENERAL AND ADMINISTRATIVE ("S,G & A") EXPENSES - S,G & A expenses were $65.5 million for the three months ended September 30, 1999 as compared to $56.5 million in 1998, an increase of $9.0 million. However, S,G & A expenses as a percentage of net sales declined to 11.9% in the three months ended September 30, 1999 from 12.9% in the comparable 1998 quarter. The 1999 and 1998 acquisitions contributed $8.9 million to the increase of S,G & A expenses. The overall decrease as a percentage of net sales reflects the more efficient utilization of the Company's administrative resources as the Company's sales have grown.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Selling, General and Administrative ("S,G & A") Expenses, (Continued)

S,G & A expenses were $188.5 million for the nine months ended September 30, 1999 as compared to $163.7 million in 1998, an increase of $24.8 million. However, S,G & A expenses as a percentage of net sales declined to 12.0% in 1999 versus 13.3% in 1998, excluding the restructuring charge. The 1999 and 1998 acquisitions contributed $25.4 million to the increase of S,G & A expenses. The decrease in the existing business ($0.6 million) and the overall decrease as a percentage of net sales reflects the more efficient utilization of the Company's administrative resources as the Company's sales have grown.

RESTRUCTURING CHARGE - In September 1998, in conjunction with management's plan to reduce costs and improve operational efficiencies, the Company recorded a restructuring charge of $118.1 million ($75.3 million after tax). The principal actions in the restructuring plan involved the closure of the Vacaville, California and Clearfield, Utah production facilities and the related impact of the transfer of production to other facilities, mainly Milton, Pennsylvania, and the write-down of goodwill associated with the Campfire crisp rice snack bar brand and the Polaner fruit spreads brand. The Polaner business was subsequently sold (Note 5).

The Vacaville, California production facility ceased operations in December 1998, while the adjacent distribution center and the Clearfield, Utah facility closed in the second quarter of 1999.

With the exception of outsourced products, the Company has moved all of the products that were manufactured at the Vacaville facility to other facilities, mainly Milton, Pennsylvania. Production of tomato paste used in Chef Boyardee canned pasta products and of Ro*Tel diced tomatoes, both of which were manufactured at the Vacaville facility prior to its closure, have been outsourced. The manufacturing of the Campfire products has been transferred from Clearfield, Utah to the Company's Lakeville, Minnesota facility. The Company incurs non-capitalizable expenses as the transfer and installation of the relocated equipment from these facilities occurs. The Company incurred approximately $2.4 million of such non-capitalizable costs for the nine months ended September 30, 1999, none of which were incurred in the third quarter.

At September 30, 1999, $3.6 million of restructuring charges remained in other accrued liabilities. This amount is comprised of severance related costs and facility closure costs. Payments totalling $7.5 million have been made to date, including $0.5 million for the three months ended September 30, 1999.

INTEREST EXPENSE - Interest expense for the three months ended September 30, 1999 was $25.7 million as compared to $24.2 million for the comparable 1998 period. Interest expense for the nine months ended September 30, 1999 increased to $76.0 million from $70.8 million for the comparable 1998 period. The increase in interest expense for both periods reflects a higher outstanding debt balance during 1999 as compared to the comparable 1998 period, primarily due to increased borrowings for acquisitions, offset by lower average interest rates.

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

PROVISION FOR INCOME TAXES - The Company adopted a tax restructuring program, which should reduce the Company's overall effective tax rate in future years. As a result of this program, a one-time, non-cash tax charge of $20.6 million, or $0.27 per share, was recorded in the third quarter ended September 30, 1999 to reduce deferred tax assets that had been recorded in prior years. This program will be implemented by December 31, 1999.

Income taxes increased to $41.6 million for the three months ended September 30, 1999 from a $26.5 million benefit in the comparable 1998 quarter due to higher income before taxes, the write-off of deferred tax assets associated with the tax restructuring discussed above and the absence of the tax benefit associated with the 1998 restructuring charge. Income taxes increased to $79.1 million for the nine months ended September 30, 1999 from a $0.2 million benefit in 1998 due to the factors discussed above.

Excluding the tax restructuring noted above and the Company's 1998 restructuring charge, the Company's adjusted effective tax rate for the three months ended September 30, 1999 and 1998 was 39.0% and 38.2%, respectively. The adjusted effective tax rate was 39.0% for each of the nine months ended September 30, 1999 and 1998.

The Company anticipates sufficient future income to realize deferred tax assets recorded at September 30, 1999. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

NET INCOME - For the three month period ended September 30, 1999, net income increased by $61.3 million over the comparable 1998 period, primarily reflecting the factors discussed above. Basic earnings (loss) per share were $0.17 and ($0.63) for the three months ended September 30, 1999 and 1998, respectively, and diluted earnings (loss) per share were $0.16 and ($0.63) for the three months ended September 30, 1999 and 1998, respectively.

For the nine month period ended September 30, 1999, net income increased by $79.5 million, primarily reflecting the factors discussed above. Basic earnings
(loss) per share were $0.97 and ($0.11) for the nine months ended September 30, 1999 and 1998, respectively, and diluted earnings (loss) per share were $0.93 and ($0.11) for the nine months ended September 30, 1999 and 1998, respectively.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS BY SEGMENT - The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Refer to footnote 11 on page 11 for further detail.

BRANDED PRODUCTS - The Branded Products segment net sales increased $35.3 million, or 19%, for the three months ended September 30, 1999 versus the comparable 1998 period. This increase is primarily due to the impact of a full quarter's results of Libby's ($17.6 million); the remaining $17.7 million increase is primarily related to increased sales of Chef Boyardee ($12.1 million), PAM ($2.7 million), Luck's ($2.0 million) and Ro*Tel ($1.5 million), partially offset by a continuing decline in our Campfire crisp rice bar business ($0.8 million).

Sales of the Chef Boyardee brand increased approximately 11% for the three months ended September 30, 1999 versus the comparable 1998 period. Chef Boyardee canned pasta sales increased 12% primarily due to new product introductions and microwave sales increased 7%. Segment operating income of the Branded Products segment increased $12.9 million, or 34% largely reflecting the sales factors discussed above. As a percentage of net sales, segment operating income of the Branded Products segment increased from 20.4% during the three months ended September 30, 1998 to 23.0% for the same period in 1999. This increase reflects higher sales in Chef Boyardee and PAM, slightly offset by the change in product mix caused by the addition of Libby's, which has lower operating margins than other products within the segment.

For the nine months ended September 30, 1999, the Branded Products segment net sales increased $102.3 million, or 19%, versus the comparable 1998 period. This increase is primarily due to the impact of a full nine months of sales of Libby's ($65.7 million), with the remaining $36.6 million primarily related to increased sales of Chef Boyardee ($17.3 million), PAM ($13.4 million), Ro*Tel ($5.5 million, primarily due to geographical expansion) and Dennison's ($3.2 million), partially offset by a continuing decline in our Campfire crisp rice bar business ($4.8 million).

Sales of the Chef Boyardee brand increased approximately 6% for the nine months ended September 30, 1999 versus the comparable 1998 period. Chef Boyardee canned pasta sales increased 7%, primarily due to new product introductions and microwave sales increased 7%, partially offset by declines in Pizza Kits and Dinners.

PAM sales were primarily driven by strong consumer promotion support to improve the price/value relationship versus competitive brands, the July 1998 launch of two new flavors, lemon and garlic, and increased sales to club stores and mass merchandisers.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results by Segment, (Continued)

Segment operating income of the Branded Products segment for the nine months ended September 30, 1999 increased $17.6 million. As a percentage of net sales, segment operating income decreased from 20.9% during the nine months ended September 30, 1998 to 20.3% for the same period in 1999. This decrease reflects the change in product mix caused by the addition of Libby's which has lower operating margins than other products within the segment and an increase in promotional support related to the Branded Products over the comparable 1998 period.

SEAFOOD - The Seafood segment net sales for the three months ended September 30, 1999 increased $66.6 million, or 59%, over the comparable 1998 period, due to the 1999 acquisitions of the Cloverleaf/Paramount brands ($29.4 million) and Louis Kemp ($22.8 million), and the September 1998 acquisition of Libby's and the increase in its related salmon sales ($1.4 million). The remaining $13.0 million reflects increased Bumble Bee sales primarily due to incremental distribution in mass merchandisers and club stores, increased sales in Puerto Rico and in specialty seafood products. Segment operating income increased $1.2 million or 15%.

The Seafood segment net sales for the nine months ended September 30, 1999 increased $164.0 million, or 50%, over the comparable 1998 period, due to the 1999 acquisitions of the Cloverleaf/Paramount brands ($92.0 million) and Louis Kemp ($22.8 million) and the September 1998 acquisition of Libby's and the increase in its related salmon sales ($6.2 million). The remaining $43.0 million represents increased sales in Bumble Bee sales primarily due to incremental distribution in mass merchandisers and club stores, increased sales in Puerto Rico and in specialty seafood products. Segment operating income increased $6.9 million, or 32%.

PRIVATE LABEL AND FOOD SERVICE - Net sales of the Private Label and Foodservice segment for the three months ended September 1999 increased $5.2 million, or 7%, over the comparable 1998 period, due to the September 1998 addition of Libby's private label and foodservice sales ($2.9 million), the remaining $2.3 million is primarily comprised of increased sales of private label cereal bars, cereals and fruit snacks ($2.6 million) and other private label items, primarily canned pasta ($1.2 million), offset by a decrease in sales of the Company's private label non-food products ($1.4 million). Segment operating income decreased slightly by $0.1 million or 1%, primarily due to increased marketing expenditures.

For the nine months ended September 30, 1999, net sales of the Private Label and Foodservice segment, increased $50.6 million, or 28%, primarily due to the April 1998 acquisition of Grist Mill ($37.0 million), the September 1998 acquisition of Libby's and its related private label and foodservice sales ($10.3 million). The remaining $3.3 million increase is related to an increase in sales of other private label items, primarily canned pasta ($2.5 million) and an increase in Foodservice sales ($2.2 million), offset by a decrease in sales of the Company's private label non-food products ($1.4 million). Segment operating income for the nine months ended September 30, 1999 increased $5.9 million, or 24%.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results by Segment, (Continued)

The All Other net sales for the three months ended September 30, 1999 increased $2.0 million, or 3%, over the comparable 1998 period, primarily due to contract manufacturing sales to Nestle ($10.6 million) at prices which approximate the Company's cost of production, the September 1998 acquisition of Libby's ($1.3 million), an increase in Productos Del Monte ("PDM") sales ($3.8 million), partially offset by the sale of the Polaner business in February 1999 ($11.6 million) and a decrease in other International and Canadian sales ($3.2 million). All Other operating income decreased $1.9 million, or 18%, largely due to the sale of Polaner.

The All Other net sales for the nine months ended September 30, 1999 increased $28.0 million, or 15%, primarily due to contract manufacturing sales to Nestle ($38.6 million) at prices which approximate the Company's cost of production, the acquisition of Libby's ($12.8 million), the acquisition of Puritan in March 1998 ($7.3 million), an increase in PDM sales ($10.4 million), and a decrease in other International and Canadian sales ($6.3 million). The Company sold its Polaner business in February 1999, and accordingly, sales for Polaner decreased $32.6 million as compared to the comparable 1998 period. All Other operating income decreased $2.7 million, or 11%, largely reflecting the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - Net cash provided by operating activities for the nine months ended September 30, 1999 was $101.7 million, or $1.8 million more than the comparable 1998 period.

Net cash used by investing activities for the nine months ended September 30, 1999 was $109.9 million, a decrease of $188.3 million over the comparable 1998 period, as a result of fewer acquisitions and the $30.0 million in proceeds from the sale of Polaner, partially offset by higher capital expenditures. In 1999, the Company through its subsidiary, Bumble Bee Seafoods, Inc., acquired the Cloverleaf/Paramount brands for approximately $38.3 million, net of cash acquired and the Louis Kemp business for $67.4 million. In 1998, the Company purchased the Libby's brand of retail and international canned meat products and its Trenton, Missouri manufacturing facility for $129.0 million; Grist Mill for approximately $106.6 million, net of cash acquired; and through its Canadian subsidiary, International Home Foods (Canada), Inc., the Company purchased substantially all of the assets relating to the Puritan stews and canned meats business from Unilever's T. J. Lipton Canada division for approximately $41.0 million.

Cash provided by financing activities was $7.4 million for the nine month period ended September 30, 1999, compared to $196.8 million in the comparable 1998 period. In 1999, the principal factors of the decrease relate to fewer acquisitions. The Company borrowed $127.6 million to fund working capital and the Louis Kemp and Cloverleaf/Paramount brands acquisitions and to repay $76.2 million, $51.6 million and $5.5 million under the terms of its revolving credit

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources, (Continued)

facility, its Senior Bank Facilities and Grist Mill term loan, respectively. In 1998, the Company amended its Senior Bank Facilities and borrowed an additional $210.0 million in term loans and also borrowed $316.0 million under the terms of its revolving credit facility. The net additional borrowings were used to fund working capital and the acquisitions of Puritan, Grist Mill and Libby's. The Company also repaid $303.0 million and $31.1 million under the terms of its revolving credit facility and its Senior Bank Facilities, respectively, in 1998.

The Company is highly leveraged with Senior Bank Facilities that comprise (i) a $516.5 million Tranche A term loan facility, maturing in 2004, (ii) a $149.8 million Tranche B term loan facility, maturing in 2005, (iii) a $100.0 million Tranche B-1 term loan facility, maturing in 2006, and (iv) a $230.0 million revolving credit facility, maturing in 2004. As of September 30, 1999, the outstanding balance of the Senior Bank Facilities was $812.8 million, which included $115.3 million of borrowings under the revolving credit facility. In addition to scheduled periodic repayments aggregating $73.1 million in 2000, the Company is also required to make mandatory repayments of the loans under the Senior Bank Facilities with a portion of its excess cash flow, as defined.

The Company also has outstanding $400.0 million of 10 3/8% Senior Subordinated Notes due 2006 requiring semi-annual interest payments without any scheduled repayments of principal prior to maturity,

Both the Senior Bank Facilities and the Senior Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into capital leases, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with affiliates and otherwise restrict corporate activities. In addition, under the Senior Bank Facilities the Company is required to comply with specified minimum interest coverage, maximum indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum fixed charge coverage ratios.

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

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


FINANCIAL INSTRUMENTS

The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness is subject to either fixed interest rates or interest rate protection.

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

As of September 30, 1999, the Company had the following interest rate instruments in effect for which the fair value of these instruments is based on estimated current settlement cost (notional amounts are in millions):

                                         Notional        Strike           Fair
                                          Amount          Rate            Value               Period            Rates
                                         --------        ------          -------           -------------        -----

       Interest Rate Swaps               $200 (1)         6.23%          $  1.3             8/98 - 11/01        6 - month
                                          600 (1)         5.55%             -               5/99 -  5/04        3 - month

       Interest Rate Cap                 $225 (1)         6.75%             -              10/98 - 10/99        6 - month
                                          200 (2)         6.75%             -               8/98 - 11/01        6 - month
                                          600 (2)         6.30%             2.6             5/99 -  5/04        3 - month

       Interest Rate Floor               $200 (1)         5.20%            (1.8)            8/98 - 11/01        6 - month
                                          600 (1)         4.45%            (5.2)            5/99 -  5/04        3 - month

       Interest Rate Collar              $150 (1)         5.75%             0.5            10/98 - 10/01        3 - month
                                                          3.76%
                                                                          -----
                                                                          $(2.6)
                                                                          =====

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

Achieving Y2K compliance for our business systems will largely be a by-product of the Company's initiative to improve access to business information through a common, integrated computing system across the organization. The Company has implemented an Enterprise Resource Planning (ERP) System based on SSA's Business Planning and Control System (BPCS) software. The remediation of this software for Y2K compliance was completed as of November 15, 1998. This software is generally being/or will be used in all existing operations by the fourth quarter of 1999. Other non-Y2K compliant business software is being replaced or upgraded to versions which are Y2K compliant. Total business systems compliance costs, excluding internal costs, are not expected to be material.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Readiness for Year 2000, (Continued)

The Company's infrastructure issues have been assessed and a remediation plan has been completed. Remediation cost estimates are not expected to be material. All critical manufacturing process control systems have been tested and are believed to be compliant. The Company will conduct a records review on these systems in the fourth quarter of 1999 to further confirm compliance.

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

The Company has developed contingency plans which include an on-site task force for the weekend of January 1, 2000, back-up generators for the central computing facility in case of a loss of power, and back-up processes including manual workarounds, which will be used if necessary.

The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. The Company believes that with the completion of the remediation of the business systems, the possibility of significant interruptions of normal operations is minimal. However, due to the general uncertainty inherent in the Y2K problem, resulting in part from the inability to ensure readiness of third parties, the Y2K compliance issue could have a material adverse impact on the Company's results of operations, cash flows and financial condition. Based upon information available at this time, the Company believes that the cost of Y2K readiness will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. Y2K expenditures are being funded through operating cash flow.

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

                                              International Home Foods, Inc.
                                                      (Registrant)


Date:     November 15, 1999                   /s/ C. Dean Metropoulos
                                              ---------------------------------
                                              C. Dean Metropoulos
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:     November 15, 1999                   /s/ Lawrence K. Hathaway
                                              ---------------------------------
                                              Lawrence K. Hathaway
                                              President and
                                              Chief Operating Officer

Date:     November 15, 1999                   /s/ N. Michael Dion
                                              ---------------------------------
                                              N. Michael Dion
                                              Senior Vice President and
                                              Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  12                    Computation of Consolidated Ratio of Earnings to Fixed
                        Charges

  27                    Financial Data Schedule