Form 10-K
period 1999-12-31
INTERNATIONAL HOME FOODS INC
filed 2000-03-29
CIK 1027881

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For The Fiscal Year Ended December 31, 1999 Commission File Number: 001-13537

                         INTERNATIONAL HOME FOODS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  13-3377322
   (State or other jurisdiction of       (I.R.S. employer identification number)
   incorporation or organization)

        100 NORTHFIELD STREET
             GREENWICH, C.T.                              06830
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)    (203-622-6010)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of each class              Name of each exchange where registered
         -------------------              --------------------------------------
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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to its Form 10-K [ ].

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                      Aggregate market value
                                              Outstanding at         held by non-affiliates at
           Class                             February 29, 2000           February 29, 2000
           -----                             -----------------       -------------------------
Common stock, par value $0.01                    73,959,286                 $698,308,481

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated into Part II.

2. Portions of the registrant's Proxy Statement to be furnished in connection with the 2000 Annual Meeting of Stockholders are incorporated into Part III.

                                TABLE OF CONTENTS



PART I                                                                            Page Number

    Item 1.     Business                                                                  1

    Item 2.     Properties                                                               19

    Item 3.     Legal Proceedings                                                        20

    Item 4.     Submission of Matters to a Vote of Security Holders                      20

PART II

    Item 5.     Market for Registrant's Common Equity and Related Stockholder            21
                Matters

    Item 6.     Selected Financial Data                                                  21

    Item 7.     Management's Discussion and Analysis of Financial Condition and          21
                Results of Operations

    Item 7A.    Quantitative and Qualitative Disclosures About Market Risk               21

    Item 8.     Financial Statements and Supplementary Data                              21

    Item 9.     Changes in and Disagreements with Accountants on Accounting and          21
                Financial Disclosure

PART III

    Item 10.    Directors and Executive Officers of the Registrant                       22

    Item 11.    Executive Compensation                                                   22

    Item 12.    Security Ownership of Certain Beneficial Owners and Management           22

    Item 13.    Certain Relationships and Related Transactions                           22

PART IV

    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K          23

                                     PART I


ITEM 1. BUSINESS

                                   THE COMPANY

    The Company is a leading North American manufacturer and marketer of a diversified, well-established portfolio of shelf-stable food products with popular brand names. Prior to November 1, 1996, the Company was an indirect wholly-owned subsidiary of American Home Products Corporation. Effective on November 1, 1996, an affiliate of Hicks, Muse, Tate & Furst ("Hicks Muse") acquired 80% of the Company's outstanding capital stock from American Home Products for approximately $1,225.6 million in cash in a transaction treated as a recapitalization for financial accounting purposes. Also effective on November 1, 1996, the Company acquired all of the outstanding capital stock of Heritage Brands Holdings, Inc. from an affiliate of Hicks Muse for approximately $70.8 million in cash in a transaction treated as a purchase for financial accounting purposes. Heritage manufactures and markets the Company's Campfire marshmallows. In connection with these transactions, the Company incurred approximately $1,070.0 million of indebtedness, consisting of $670.0 million of borrowings under the Company's Senior Bank Facilities and the issuance of $400.0 million of Senior Subordinated Notes due 2006 ("Senior Subordinated Notes").

    On July 1, 1997, the Company consummated the acquisition of substantially all of the assets of Bumble Bee Seafoods for approximately $163.1 million in cash, including transaction fees and expenses, and the assumption of certain liabilities, including trade payables and certain accrued liabilities, including accrued pension cost. Bumble Bee(R) is one of the leading brands of premium canned seafood in the U.S. and the leading brand of canned white meat tuna and canned salmon in the U.S. The assets acquired consisted primarily of inventory, accounts receivable, property, plant and equipment and trademarks used by Bumble Bee Seafoods for the processing and marketing of the Company's Bumble Bee canned seafood products. Prior to this transaction, Bumble Bee Seafoods was highly leveraged and had capital constraints which limited its ability to source raw materials and most effectively market its products. To facilitate the Company's purchase of the Bumble Bee Business free and clear of existing liens, Bumble Bee Seafoods filed for bankruptcy. In connection with the transaction, the Company increased its borrowings under the Senior Bank Facilities by $110.0 million. The remainder of the purchase price was provided from the Company's available cash on hand.

    On October 1, 1997, the Company acquired Productos Del Monte S.A. de C.V. ("PDM") from an affiliate of Hicks Muse for 3,127,415 shares of common stock. PDM is a leading manufacturer and marketer of branded catsup, canned vegetables and bottled salsa in Mexico. The acquisition of PDM was treated as a combination of entities under common control. Accordingly, the historical accounting values of PDM were carried over for financial accounting purposes. In February 1998, a dispute between the Hicks Muse affiliate and PDM's former owners was settled. The settlement was received by the Company and resulted in a reduction of goodwill recorded by the Company.

    On October 1, 1997, the Company acquired Creative Products, Inc. for approximately $52.0 million in cash. The Company funded the acquisition through borrowings under the Senior Bank Facilities and available cash on hand. Creative Products is the leading manufacturer of cooking spray sold to private label customers and foodservice operators. In addition, Creative Products manufactures on a contract basis a number of health and beauty aid products, including hair mousses, hair sprays and deodorants. The acquisition of Creative Products was treated as a purchase for financial accounting purposes.

    In November 1997, the Company completed an initial public offering of its common stock for proceeds of approximately $224.9 million, net of issuance costs.

    On November 21, 1997, the Company acquired substantially all of the assets of Orleans Seafood, Inc. ("Orleans") for $26.9 million, including transaction fees. Orleans(R) is a specialty canned seafood manufacturer and marketer. The acquisition was funded through borrowings under the Senior Bank Facilities and available cash on hand, and was treated as a purchase for financial accounting purposes.

    On March 9, 1998, the Company, through its Canadian subsidiary, purchased certain assets relating to the Puritan(R) stews and canned meats business from Unilever's T. J. Lipton Canada division for a total purchase price of approximately $41.0 million, including transaction fees. The acquisition was funded with borrowings under the Senior Bank Facilities and available cash on hand. Puritan is the largest processor and marketer of canned stews and meats in Canada, with products marketed under the Puritan and Fraser Farms(R) brand names.

    On April 14, 1998, the Company acquired all of the stock of Grist Mill Co. ("Grist Mill") for approximately $112.8 million, including transaction fees. The Company financed the acquisition with borrowings under the Senior Bank Facilities and available cash on hand. Grist Mill(R) is a manufacturer and distributor of store brand and value-priced branded food products including ready-to-eat cereals, fruit snacks, granola bars, fruit-filled cereal bars, crisp rice marshmallow bars and preformed pie crusts.

    On September 8, 1998, the Company, through its subsidiary Trenton Home Foods, Inc. acquired the Libby's(R) brand of retail and international canned meat products, the Spreadables(R) and Broadcast(R) brands, and the Trenton, Missouri manufacturing facility for those products ("Libby's"), from Nestle USA, Inc. for approximately $129.0 million, including transaction fees. Through a fifteen year license agreement with Nestle, the Company will continue to use the Libby's trademark. In addition, the Company entered into a long-term supply agreement with Nestle through December 31, 2002, with three additional one-year terms at the option of Nestle, under which the Company will continue to manufacture Nestle foodservice products at the facility in Trenton, Missouri. This supply agreement provides that the Company is reimbursed for the variable cost per case, as defined, for all product which has been produced and packaged by the Company and shipped on behalf of Nestle, plus an amount paid quarterly which approximates the Company's fixed costs for such period. The Company financed the acquisition of the Libby's canned meat business with borrowings under the Senior Bank Facilities and available cash on hand. Libby's is a leading domestic manufacturer, importer and global marketer of canned meat products, including Vienna sausages, corned beef, salmon, hash and chili.

    On January 19, 1999, the Company, through its subsidiary Bumble Bee Seafoods, acquired the Clover Leaf(R) and Paramount(R) canned seafood brands and business of British Columbia Packers from George Weston, Ltd. of Canada for approximately $40.4 million, including transaction fees. Clover Leaf is the number one brand of tuna and salmon in Canada. The Company funded the acquisition through borrowings under the Senior Bank Facilities and available cash on hand.

    On February 5, 1999, the Company sold its Polaner(R) fruit spread and spices business to B&G Foods, Inc. for approximately $30.0 million in cash.

    On July 19, 1999, the Company, through its subsidiary Bumble Bee Seafoods, acquired the manufacturing, sales distribution and marketing operations of Louis Kemp from Tyson Foods, Inc. for $68.8 million, including transaction fees. The Company financed this acquisition with borrowings under the Senior Bank Facilities and available cash on hand. Louis Kemp(R) is the leading branded specialty seafoods product in the fast-growing refrigerated sector. Specialty seafoods products are made from North Pacific ocean pollock and whiting fish meats. These products are primarily sold under the tradename Louis Kemp and other tradenames such as Captain Jac(R), Seafest(R) and Pacific Mate(R).

    The excess of cost over fair value of net assets acquired for the above acquisitions will be amortized over 15 to 40 years. These acquisitions have been accounted for using the purchase method of accounting, with the exception of PDM, and the operating results have been included in the consolidated financial statements from the dates of acquisition.

                                BUSINESS STRATEGY

    The Company's business strategy is to increase sales and profits by:

    Leveraging the Company's Leading Brands. The Company intends to expand its product offerings by leveraging its existing portfolio of leading brands. The Company's management believes that:

    o Chef Boyardee(R), Bumble Bee, Louis Kemp and Libby's brands can serve as strong platforms to expand and extend the Company's product lines into other quick-meal products;

    o Ro*Tel(R)can be utilized to develop a broader southwestern cuisine business; and

    o Crunch 'n Munch(R), Campfire(R) and Jiffy pop(R) can be the cornerstone of a diversified snack foods business.

    In addition, the Company has formulated a number of new products in its existing product lines to capitalize on the growing trends toward convenient foods. As a part of its business strategy, the Company has introduced several new products under its existing brand names including:

    o Chef Boyardee Overstuffed Ravioli, 99% fat-free ravioli and a line of Homestyle pastas which include Ravioli Primavera, Cannelloni and Rigatoni;

    o   a line of Bumble Bee specialty shellfish products;

    o Libby's canned Beef Stew, and an expanded line of Libby's luncheon and canned meats;

    o   PAM(R)lemon and garlic flavored cooking spray;

    o a line of Luck's(R) baked beans and fat-free beans, Ranch Style(R) baked beans and refried beans;

    o   Gulden's(R) honey mustard;

    o   Crunch 'n Munch Toffee Pretzels; and

    o   Ro*Tel Pico de Gallo salsas.

    Refocusing Marketing Efforts. To enhance the Company's established brand names, management has refocused its marketing and packaging efforts. Specifically, the Company has:

    o redirected its marketing efforts to more effectively address the Company's target audiences, increase usage of its products and support new product introductions;

    o introduced a performance-based trade promotion structure for the non-seafood categories;

    o increased consumer awareness and promotional activity through partnerships with the World Wrestling Federation(R) and Joe Gibbs Racing(TM) Stock Car Program; and

    o   updated packaging and improved product quality.

    Since 1996, the Company has refocused its marketing efforts for many of its principal brands by emphasizing consumer advertising and performance-based trade promotions. The Company has introduced several new television advertising campaigns, such as those promoting Chef Boyardee as an ideal "fourth meal" to be served after school and PAM cooking spray as a flavor enhancer and a healthy alternative to cooking oils, butter and margarine. In addition, the Company has begun television and radio advertising for Ro*Tel canned tomatoes and Pico de Gallo salsas. The Company has also redesigned the packaging of a majority of its products to emphasize the brand name, contemporize the presentation and make the products visually more appealing to consumers.

    Expanding into Foodservice and Private Label. The Company believes that the foodservice and private label businesses offer significant growth opportunities. The Company believes that it can further develop these businesses by utilizing its established sales and distribution capabilities. As part of this strategy, the Company acquired Creative Products, the leading manufacturer of cooking spray sold to private label and foodservice customers in the U.S., and Grist Mill, a leading manufacturer of private label cereal and fruit snack products. Through these acquisitions, the Company has significantly expanded its private label product offerings. In addition, the Company believes that Grist Mill's manufacturing facility can be used to produce other cereal bar products and can serve as a foundation to consolidate other private label producers of similar products.

    Expanding Internationally. The Company believes that attractive opportunities exist to expand its sales in international markets with growing economies and attractive demographics. In October 1997, the Company acquired PDM, a leading producer and distributor of branded catsup, canned vegetables and bottled salsa in Mexico. The Company has successfully begun to leverage the infrastructure of PDM as a platform to expand its Ranch Style and PAM product lines in Mexico. In March 1998, the Company acquired Puritan, the largest processor and marketer of canned stews and meatballs in Canada; and in January 1999, the Company acquired the Clover Leaf and Paramount brands. Clover Leaf is the number one brand of tuna and salmon in Canada. Paramount is a leading tuna brand in Australia. The acquisition also gave the Company a presence in the private label business in the United Kingdom.

    Completing Strategic Acquisitions. The Company will continue to pursue opportunities to make acquisitions that complement and expand its core businesses or that enable it to enter new markets. The Company believes that its strong cash flow from operations and its relatively low capital expenditure requirements will provide financial resources necessary to fund this growth strategy. Since the Company's leveraged recapitalization, it has more aggressively pursued acquisitions and has completed the following acquisitions at attractive prices:

          BUSINESS ACQUIRED                  DATE OF ACQUISITION             ACQUISITION PRICE
       -----------------------               -------------------             -----------------
                                                                               (IN MILLIONS)

       Bumble Bee Seafoods                   July 1997                              $163.1
       Creative Products                     October 1997                             52.0
       Productos Del Monte                   October 1997                             40.0
       Orleans Seafood                       November 1997                            26.9
       Puritan                               March 1998                               41.0
       Grist Mill                            April 1998                              112.8
       Libby's                               September 1998                          129.0
       Clover Leaf/Paramount                 January 1999                             40.4
       Louis Kemp                            July 1999                                68.8

    The Company's infrastructure and management expertise have allowed it to integrate these acquisitions in a timely and cost-effective manner. These acquisitions were acquired for a total purchase price of $674.0 million.

    Continuing to Achieve Cost Savings. In each year since 1997, the Company has achieved annualized net cost savings in excess of $20 million from both its core business operations and the operations of businesses acquired through:

    o reducing overhead and duplicative administrative, sales and other personnel;

    o streamlining production, distribution, research and administrative functions; and

    o   savings in purchasing and brokerage expense.

                              PRODUCTS AND MARKETS

    The Company has three reportable business segments - Branded Products, Seafood, and Private Label and Foodservice. Branded Products is defined as U.S. grocery sales for the following brands: Chef Boyardee, Libby's and Dennison's canned meats, Southwest brands (Luck's, Ro*Tel, and Ranch Style Brands), Specialty brands (PAM, Gulden's, Maypo(R), Wheatena(R), Maltex(R), and G. Washington's(R)) and Snack brands (Crunch 'n Munch, Jiffy pop and Campfire). Seafood includes all sales for the Bumble Bee, Orleans, Libby's, Clover Leaf, Paramount and Louis Kemp brands of seafood products, as well as private label and foodservice seafood sales. Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust and personal care products and the sales to foodservice distributors. The All Other category is comprised of sales of Polaner products, sales to the military, contract sales to Nestle and international sales, which includes branded, private label and foodservice sales in Canada, Mexico and Puerto Rico and other export sales.

    The Company sells the products in each of its segments primarily to grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, drug and mass merchants and warehouse clubs.

    Additional financial information about the Company's business segments is incorporated by reference from Note 9 of the Notes to Consolidated Financial Statements on pages 39 and 40 of the 1999 Annual Report.

    References to market, category, segment sales, market share percentages and market positions reflect grocery sales dollars for the 52-week period ended January 15, 2000, as gathered by A.C. Nielsen for United States markets, and the 52-week period ended January 29, 2000 for Canada.

BRANDED PRODUCTS

    CHEF BOYARDEE. The Chef Boyardee product line consists of canned pasta, microwave pasta, pizza kits, dry dinners and spaghetti sauces. Management believes that Chef Boyardee products appeal to families with children because they are generally convenient, nutritionally sound and inexpensive relative to other quick meal and snacking alternatives.

    The Company separates the canned pasta category into two categories: "All Family" and "Kids." The "All Family" category represents canned pasta products primarily consumed by children. The "Kids" category represents canned pasta products typically in the shapes of popular cartoon and comic book characters that are primarily consumed by children age six and under. The Company's "All Family" canned pasta line consists primarily of Beef Ravioli, Overstuffed Ravioli and Mini-Ravioli, in both regular and 99% fat-free product offerings, the Homestyle line, which consists of Ravioli Primavera, Cannelloni and Rigatoni, as well as Spaghetti & Meatballs and Beefaroni, and accounts for approximately 90% of its branded canned pasta sales. The Company's "Kids" canned pasta line includes shapes such as ABCs and 123s, dinosaurs, adventures of the sea, micro-ravioli, flying saucers and aliens and licensed characters such as Spiderman. The Kids line accounts for approximately 10% of its branded canned pasta sales.

    As the table below indicates, Chef Boyardee is the leading brand in the canned pasta category with a 58% market share, followed by the Campbell Soup Company's Franco American brand at 31%. The remaining 11% is primarily private label.

                                                                              CHEF           FRANCO
     SEGMENT                                                 SIZE           BOYARDEE        AMERICAN         OTHER
                                                        (IN MILLIONS)

     "All Family"                                             $366              79%             9%            12%
     "Kids"                                                    196              19%            73%             8%
                                                               ---
              Total Canned Pasta                              $562              58%            31%            11%
                                                               ===

    As indicated in the table above, Chef Boyardee holds a strong position in its core "All Family" category while Franco American products have the number one position in the "Kids" category. Management believes that its "All Family" products compete primarily within the broader category of prepared or quick meals.

    The Company intends to continue to build Chef Boyardee's brand equity through new product introduction, targeted advertising spending and increased distribution that aggressively promote the Chef Boyardee brand name. In addition, the Company believes that sales of Chef Boyardee products will continue to be enhanced by (i) targeting advertising campaigns toward moms and children ages 9 to 13, the older segment of the brand's traditional consumer base, (ii) encouraging greater use of Chef Boyardee products, particularly as an after school snack and (iii) age extending the category through the introduction of differentiated new products that appeal to older children and adults.

    SPECIALTY BRANDS. The Company's Specialty brands include PAM cooking spray, Gulden's mustard, Maypo, Wheatena and Maltex hot cereals, and G. Washington's dry seasonings and broths.

    PAM. The Company's PAM products include Original, Butter, Olive Oil, Lemon and Garlic non-stick cooking sprays. The Company's advertising and marketing strategy for PAM emphasizes use of the product as a flavor enhancer and as an all-natural cooking spray for healthy, low-fat cooking. As a result of PAM's image and performance, the brand enjoys a loyal customer base.

    In grocery outlets, the non-stick cooking spray category has grown at a compound annual rate of approximately 9% from 1993 to 1999. The Company believes that this rapid sales growth has been driven by a trend toward healthier eating and cooking. Several well-known chefs and numerous cookbook and magazine recipes have advocated cooking sprays in lieu of fattier oils and spreads. PAM is the market leader in the $190.2 million non-stick cooking spray category with 52% of the market, while CPC International, Inc.'s Mazola, Procter & Gamble's Crisco and Unilever's Shedd's have market shares of 13%, 3% and 1%, respectively. Private label accounts for most of the remaining market share with approximately 23%, of which Creative Products produces the majority.

    The Company intends to capitalize on PAM's premium image and the trend toward healthier eating by identifying and promoting new usage occasions through advertising campaigns and on-package and in-store recipe suggestions. In 1998, the Company introduced two new flavors, garlic and lemon, which, combined, currently have approximately a 5% market share, and a barbecue grill spray that is formulated to withstand higher heat.

    Gulden's. Gulden's mustard is the leader in the brown mustard segment with a 42% market share, followed by French's brown mustard with a 22% market share. Brown mustard is a $45.0 million segment of the $297.6 million mustard category. The brown mustard grocery segment grew at a compound annual rate of 7% between 1993 and 1999. The Company continued to build its presence within the category with the introduction of Gulden's zesty honey mustard which will extend to new markets in 2000. Gulden's will also be the official mustard of Major League Baseball in 2000.

    Other Brands. A number of smaller brands complete the Company's specialty brands portfolio, including Maypo and Wheatena hot cereals and G. Washington's dry seasonings and broths.

    SNACK BRANDS. In the snack food category, the Company's brands include Crunch 'n Munch glazed popcorn and pretzels, Campfire marshmallows and Jiffy pop unpopped popcorn.

    Crunch 'n Munch. Crunch 'n Munch, a combination of popcorn and fresh dry roasted peanuts coated with a butter toffee glaze, is offered in four flavors consisting of Buttery Toffee, Caramel, Almond Supreme and Fat-Free Buttery Toffee. Crunch 'n Munch is positioned as a snack to satisfy the salty and sweet cravings of consumers. The Company is offering new snack pack sizes that can be found in convenience stores, at the checkout line and on shelves of grocery stores to address the impulse buying conscience of the consumer. Moreover, management believes that the brand can achieve significantly higher levels of sales through expansion of its direct-store-delivery system and its new product introductions.

    Glazed snacks is a $130.4 million category. Crunch 'n Munch has a 31.0% market share, followed by Cracker Jack at 30.6%. No other competitor accounts for more than 10% of the market.

    Campfire. The Campfire brand name enjoys broad consumer recognition, as it is the oldest brand name in the marshmallow category. Campfire marshmallow is the second leading brand in the $120.1 million grocery marshmallow market with a 10% market share. The Jet Puffed brand is the market leader with a 46% market share, with private label accounting for the balance of the market.

    CANNED MEATS. Canned meats includes the Libby's product line and Dennison's chili. Similar to the Company's other canned product lines, the Company believes that canned meat products appeal to consumers because they are convenient to prepare and provide nutritional benefits at an affordable price.

    Libby's. Libby's is a leading domestic manufacturer, importer and global marketer of canned meat products. Libby's canned product line includes vienna sausage, corned beef, hash, potted meat, sandwich spreads, roast beef and sausage and gravy. Libby's is the leader in the $44.3 million corned beef segment with a 35% market share followed by Hormel at 17%, and is second in the $126.3 million Vienna sausage segment with a 24% market share.

    The Company has recently improved the product quality and packaging graphics across most of the existing line. The canned meat category was approximately $1.2 billion in 1999 and is comprised of several segments. The segments in which Libby's competes represent less than 25% of the canned meat category. In the fourth quarter, the Company launched several new entries into those segments where they did not previously compete. These entries include three reformulations, chili with and without beans and sloppy joe sauce, and six new entries which include ham, turkey and chicken chunk meats, ham spreads, beef stew and luncheon meat.

    Dennison's. The product line consists of various varieties of chili, including Chili con Carne with and without beans, Hot Chili and Chunky Chili. Over the last few years, the Company has also introduced Fat-Free Beef Chili, Turkey Chili, Chicken Chili and Vegetarian Chili, all designed to appeal to the health conscious California consumer. Dennison's has traditionally been marketed in the West, where it has a 25% share of the region's $86.2 million chili market.

    SOUTHWEST BRANDS. The Company offers products in the growing southwestern cuisine market on a national basis with tomato-based items and on a regional basis with beans and chili. Canned beans and chili were $1,031.3 million and $320.6 million categories in 1999, respectively, with the Western and Southern regions representing approximately 74% of total U.S. chili volume. Diced and chopped tomatoes was a $219.1 million category in 1999, within the $510.2 million canned tomato category.

    Ranch Style. The Ranch Style product line consists of pork 'n beans, baked beans, refried beans, ingredient beans, chili and beef-stew. The brand is marketed primarily in the southwestern U.S. where it leads the region with a 29% share of the canned bean category, followed by Bush's Best, which is second in the category at a 16% share. With ingredients that are low in fat and high in protein, Ranch Style products are positioned to satisfy the growing trend toward healthy eating. The Company expanded the line offering by introducing two new baked bean items and a line of refried beans. Ranch Style has had a presence in Mexico for over five years and management believes that sales of the brand can be further expanded in this market.

    Luck's. Luck's is the leader in the $76.0 million miscellaneous bean market in the Southeast with a 32% market share. The Luck's product line, which primarily includes bean products known for their traditional southern-style flavor, also includes four flavors of baked beans under the Luck's brand.

    Ro*Tel. The Company's Ro*Tel brand, which consists of flavored diced tomatoes such as, with green chilies, Mexican and Italian, has a 19% market share and is second to Del Monte who lead the category with a 24% market share. The brand is known as a zesty, robust and flavorful tomato ingredient used primarily in combination with processed cheese as a dip for tortilla chips. The Company's marketing strategy for Ro*Tel has primarily consisted of print advertising campaigns and on-package recipes which feature Ro*Tel as the secret ingredient that can be used to enhance traditional dishes.

    Since 1996, the Company has introduced four product extensions to its Ro*Tel line, "mild," "extra hot," Mexican Fiesta and Italian Harvest. In 1999, the Company introduced Ro*Tel Pico de Gallo salsas into several markets in the Southwest, and in 2000, the Company plans to launch nationally all diced tomato flavors and expand the salsa distribution. The Company anticipates that these product extensions will be supported by radio, television and billboard advertising as well as coupons and in-store promotions.

SEAFOOD

    The Company's portfolio of seafood products includes all grocery, private label and foodservice sales for the Bumble Bee, Orleans, Libby's, Clover Leaf and Paramount brands of canned seafood and Louis Kemp specialty seafoods products.

    Bumble Bee. Bumble Bee is one of the leading brands of premium canned seafood products in the U.S. The Bumble Bee product line consists principally of canned white meat tuna, canned light meat tuna and canned salmon. Bumble Bee holds number one shares of the canned white meat tuna market and the canned salmon market and is the third leading brand in the canned light meat tuna market. Similar to the Company's Chef Boyardee product line, the Company believes that Bumble Bee products appeal to consumers because they are convenient to prepare and more nutritious relative to other quick meal and snacking alternatives.

    The canned tuna market in the U.S. is approximately $1.2 billion and is generally segmented into two main categories, white meat, $488 million, and light meat, $634 million. White meat tuna is processed from albacore tuna and has a superior quality image and premium price compared to light meat tuna (which is processed from skipjack and yellowfin tuna), due to its milder flavor, lighter color and firmer texture. The Company's canned white meat tuna product has significantly higher gross margins than its light meat tuna products.

    As the table below indicates, Bumble Bee is the market leader in the white meat canned tuna segment with a 37% market share, followed by H.J. Heinz Company's Starkist brand and the Chicken of the Sea brand. In the light meat canned tuna segment, Bumble Bee is the third leading brand with a 16% market share behind segment leader Starkist and Chicken of the Sea. Private label represents 6% and 14% of the canned white meat market and canned light meat tuna market, respectively. In addition to Bumble Bee's leading market positions in canned tuna, Bumble Bee is also the market leader in canned salmon with a 19% market share. In 1998, the Company acquired the Libby's brand of canned salmon.

                                                                                   MARKET SHARE
                                                              ------------------------------------------------------
                                                                                               CHICKEN
      SEGMENT                                  SIZE           BUMBLE BEE        STARKIST      OF THE SEA       OTHER
                                           (IN MILLIONS)

      Canned White Meat Tuna                   $488                37%            34%            16%             13%
      Canned Light Meat Tuna                   $634                16%            50%            17%             17%

    Orleans. In November 1997, the Company expanded its seafood segment with the acquisition of Orleans Seafood, the leading marketer of canned shrimp and canned crabmeat in the U.S. Orleans markets its products primarily under the Bumble Bee, Orleans and Harris brand names and has a 38% share of the domestic canned shrimp market and a 28% share of the domestic canned crabmeat market. Orleans' product line also includes canned mackerel, sardines, kippers, oysters and clams.

    Clover Leaf and Paramount Brands. In January 1999, the Company further expanded its seafood segment internationally with the acquisition of the Clover Leaf and Paramount brand names. Clover Leaf is the number one brand of tuna and salmon in Canada. The business also has a strong international presence primarily in the United Kingdom through private label sales to supermarket chains and in Australia under the Paramount label.

    Louis Kemp. In July 1999, the Company expanded the seafood segment into the fast-growing refrigerated and frozen categories through the acquisition of Louis Kemp surimi seafood products. Surimi-based products are made from 100% North Pacific ocean pollock and white fish meats. The blended fish meats are further processed by adding desired flavors, forming different shapes and pre-cooking the final product. Louis Kemp is the number one surimi seafoods brand with a 55% market share. This has allowed the Company to build upon its seafood strategy of growing beyond the can.

    In 1999, the Company also entered into an agreement with Norway Foods to distribute King Oscar(R), the leading brand of brisling sardines and anchovies in the United States.

    The Company's Branded Products and Seafood segments is complemented by its growing Private Label and Foodservice segment, and a strong presence in Canada, Mexico and Puerto Rico and sales to the U.S. Military.

PRIVATE LABEL AND FOODSERVICE

    Private Label. The primary products that the Company manufactures under private labels are prepared pasta, cooking spray, canned meats, marshmallows, ready-to-eat cereals, cereal bars and fruit snacks. Private label continues to represent an additional opportunity for growth. The Company believes the additional product offerings resulting from the acquisitions of Creative Products, Grist Mill and Libby's combined with its position as the leading supplier of private label canned pasta allows the Company to offer retailers a strategic solution to category management, including single-source supply and consolidated logistics. The Company also introduced several new items under private labels including higher-end products like granola and fruit snacks, energy bars, canned meats and athlete-endorsed cereals.

    Foodservice. The Company supplies many of its products to restaurants, institutions, schools, ballparks, the vending trade, distributors and chain accounts. In addition, the Company has implemented a number of initiatives to expand the penetration of its branded products in the foodservice industry, including broadening its product lines to meet the specialized needs of the foodservice industry and increasing its marketing and sales efforts.

ALL OTHER

    Canada. The Company manufactures and markets Chef Boyardee canned pasta, PAM cooking spray, Crunch 'n Munch glazed popcorn, Puritan stews and canned meats and certain other products in Canada. The Company commands the number one market share position in canned pasta and cooking spray sales in Canada, with its Chef Boyardee and PAM brands, respectively. In March 1998, the Company acquired Puritan. Puritan is the leading brand in the canned and bottled stews category with a 64% market share.

    Mexico and Puerto Rico. Through its subsidiary, PDM, the Company is a leading manufacturer and marketer of branded catsup, canned vegetables and bottled salsa in Mexico. The Company intends to expand sales of its U.S. products in Mexico, initially targeting PAM and Ranch Style, and plans to use PDM's sales and distribution capabilities to achieve this strategy. In 1999, the Company introduced PAM cooking spray into Mexico. PDM also manufactures the Ro*Tel Pico de Gallo salsa line for export into the United States. In addition, the Company markets Chef Boyardee canned pasta, Crunch 'n Munch glazed popcorn and Jiffy pop in Puerto Rico.

    Military. The Company sells its products to U.S. military bases both in the U.S. and internationally.

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

                               MARKETING AND SALES

    The Company's marketing programs consist of advertising, consumer promotions and trade promotions. The Company's advertising program is comprised of television, newspaper and magazine advertising aimed at increasing consumer awareness of the Company's brands and building customer loyalty. Consumer promotions include targeted coupons and on-package offers designed to generate trial usage and increase purchase frequency. The Company's trade promotions focus on obtaining retail display support, achieving key price points and securing retail shelf space. The Company intends to continue to focus marketing efforts towards building brand equity through consumer advertising, trial generating activities and performance-based retail promotion programs rather than discounting.

    The Company sells its products in the U.S. through a direct sales force and a network of food brokers. The Company maintains U.S. regional sales offices in New Jersey, North Carolina, Georgia, Illinois, Texas, California, Arkansas, Ohio and Florida. The Company's products reach all major classes of trade, including grocery wholesalers and distributors, grocery stores and supermarkets, convenience stores, drug and mass merchants and warehouse clubs.

                                  RAW MATERIALS

    The primary raw materials used in the Company's operations include metal food cans, aerosol cans, flour, meat, tomatoes, tuna, pollock, salmon, tomato paste, oils and shortenings, sweeteners, corrugated materials, corn, grains, beans and peanuts. All of the Company's raw materials are widely available from numerous suppliers, other than white albacore tuna and salmon processed by the seafood business, for which there is limited worldwide supply and a limited number of suppliers.

                                   TRADEMARKS

    The Company owns a number of registered trademarks, including Chef Boyardee, Bumble Bee, Louis Kemp, PAM, Franklin Crunch 'n Munch, Spreadables, Gulden's, Campfire, Ranch Style, Luck's, Dennison's, Ro*Tel, Jiffy pop, Puritan, Fraser Farms, Grist Mill, Orleans, Clover Leaf, Paramount, Seafest, Captain Jac, Pacific Mate, Harris, Broadcast, Wheatena, Maypo, Maltex and G. Washington's. Libby's canned meats are registered trademarks licensed to the Company for 15 years commencing at the acquisition date. Management is not aware of any fact that would have a materially adverse impact on the continuing use of these trademarks.

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

                                    EMPLOYEES

    As of December 31, 1999, the Company employed approximately 7,246 people. Approximately 32% of the Company's employees are unionized. Approximately 68% of the unionized employees are represented by the United Food & Commercial Workers International Union, which is part of the AFL-CIO, and have collective bargaining agreements which extend into the year 2003. Approximately 21% of the unionized employees are represented by the Bakery, Confectionery and Tobacco Workers and Grain Millers whose contract expires in February 2002. Approximately 11% of the unionized employees are represented by the National Syndication of Workers from the Refrigeration Industry and Packers of Food Products whose contract expires in December 2000.

    While labor relations at each location have generally been satisfactory, unionized employees at the Company's Trenton, Missouri plant initiated a five day work stoppage that ended in May 1999 under a new contract that expires in February 2002. There was no impact on sales attributed to the work stoppage.

                      CERTAIN LEGAL AND REGULATORY MATTERS

    Food Safety and Labeling. The Company is subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. The Company is subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture. Although the Company has voluntarily recalled products from time to time in the past, no recall has had a material effect on the Company's results of operations.

    A private interest group in California has sent notice to the Company maintaining that Bumble Bee Seafoods, and others, are not in compliance with certain warnings requirements of Proposition 65. Proposition 65 requires that products sold in California which contain certain chemicals listed by the State as being carcinogens above certain safety levels, must be labeled with a warning.

    Specifically, the notice alleges that the Company and others have exposed members of the public to mercury, methyl mercury and/or other mercury compounds, without first giving warning to such persons in accordance with California Health and Safety Code Section 25249.6. The Company is presently evaluating the merits of the claims underlying the notice. Should the Company be required to comply with the labeling requirements of Proposition 65, sales of tuna products only in California may be adversely affected.

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

    Federal Trade Commission. The Company is subject to certain regulations by the FTC. Advertising of the Company's products is subject to regulation by the FTC pursuant to the Federal Trade Commission Act and the regulations promulgated thereunder.

    Employee Safety Regulations. The Company is subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect the Company's employees from accidents.

    Environmental. The Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local laws and regulations governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes the Company to the risk of claims with respect to environmental matters.

    The Company has responsibility for environmental, safety, and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Based upon the Company's experience to date, the Company believes that the future cost of compliance with existing environmental laws, regulations and decrees and liability for known environmental claims, will not have a material adverse effect on the Company's financial statements as a whole. However, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

    Insurance. The Company maintains general liability, product liability, property, workers' compensation and other insurance in amounts and on terms that it believes are customary for companies similarly situated.

    Litigation. The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                    RISK ASSOCIATED WITH BUSINESS ACTIVITIES

THE COMPANY'S DEBT LEVELS MAY LIMIT ITS FUTURE FLEXIBILITY IN OBTAINING ADDITIONAL FINANCING AND IN PURSUING BUSINESS OPPORTUNITIES.

    As of December 31, 1999, the Company had outstanding indebtedness of $1,176.0 million, including $776.0 million under its Senior Bank Facilities and $400.0 million of 10 3/8% Senior Subordinated Notes due 2006.

    The Company's high degree of leverage could have important consequences to the holders of its common stock, including but not limited to the following:

    o the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;

    o certain of the Company's borrowings are at variable rates of interest, including borrowings under the Senior Bank Facilities, which expose the Company to the risk of increased interest rates; and

    o the Company's substantial degree of leverage may limit its flexibility to implement its business strategy and adjust to changing market conditions, reduce its ability to withstand competitive pressures and make the Company more vulnerable to a downturn in general economic conditions.

    The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness will depend on its financial and operating performance, which in turn will be subject to prevailing economic conditions and to certain financial, business and other factors beyond the Company's control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for payment of its indebtedness in the future. In addition, the realization of future income tax benefits is dependent upon sufficient future taxable income. In the absence of these operating results and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations, and the Company cannot assure you as to the timing of these sales or the proceeds that it could realize therefrom.

THE COMPANY'S DEBT FACILITIES CONTAIN RESTRICTIVE COVENANTS, WHICH MAY LIMIT ITS ABILITY TO ENGAGE IN VARIOUS CORPORATE ACTIVITIES.

    The Company's Senior Bank Facilities and the indenture related to its Senior Subordinated Notes contain a number of significant covenants that, among other things, restrict its ability and that of the Company's subsidiaries to dispose of assets, incur additional indebtedness and pay dividends. In addition, the Company is required to comply with specified financial ratios and satisfy certain financial condition tests. The Company's ability to comply with these agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions could result in a default under the Senior Bank Facilities or the indenture, which would permit the senior lenders or the holders of the Senior Subordinated Notes, as the case may be, to declare all amounts borrowed thereunder to be due and payable, together with accrued and unpaid interest. If the Company is unable to repay its indebtedness to its senior lenders, the Company's lenders could proceed against the collateral securing this indebtedness. If the indebtedness under the Company's Senior Bank Facilities or its Senior Subordinated Notes were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full this indebtedness and the Company's other indebtedness.

IMPLEMENTING THE COMPANY'S BUSINESS STRATEGY AND PURSUING STRATEGIC ACQUISITIONS WILL INVOLVE MANAGEMENT TIME AND EXPENSE AND COULD ADVERSELY AFFECT ITS OPERATIONS.

    The Company intends to pursue a business strategy of increasing sales and profits in its core business through growing sales of existing brands and achieving cost savings. No assurance can be given that the Company will be successful in implementing this strategy.

    The Company also intends to continue a business strategy of growth through strategic acquisitions. The Company cannot predict whether it will be successful in pursuing any acquisition opportunities or what the consequences of any acquisitions would be. The Company cannot be assured that any strategic acquisition will be consummated or that, if consummated, it will be successful. The Company's acquisition strategy involves numerous risks, including difficulties in the integration of the operations, systems and management of acquired businesses and the diversion of management's attention from other business concerns. Under the terms of its Senior Bank Facilities, the Company may be required to obtain the consent of the lenders in order to consummate acquisitions in certain circumstances. There can be no assurance as to whether, or the terms on which, the lenders would grant any consent. Moreover, depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. There can be no assurance that the Senior Bank Facilities, the indenture or any other loan agreement to which it may become a party will permit such additional financing, and there can be no assurance that any additional financing will be available on terms acceptable to it, or at all.

THE FOOD PRODUCTS BUSINESS IS HIGHLY COMPETITIVE AND INVOLVES VARIOUS RISKS.

    Numerous brands and products compete for shelf space and sales, with competition based primarily on brand recognition and loyalty, price, quality and convenience. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. A number of these competitors have broader product lines as well as substantially greater financial and other resources available to them and lower fixed costs, and there can be no assurance that the Company can compete successfully with these other companies. In addition, many of the Company's competitors may be substantially less leveraged. Competitive pressures or other factors could cause the Company's products to lose market share or result in significant price erosion, which could have a material adverse effect on its operations.

    In addition, the industry has the following inherent risks:

    o changes in general economic conditions, evolving consumer preferences and nutritional and health-related concerns, and the effects of retail consolidation; and

    o   consumer product liability claims and the risk of product tampering.

THE COMPANY DEPENDS ON RAW MATERIALS IN ITS OPERATIONS.

    The primary raw materials used in the Company's operations include metal food and aerosol cans, flour, meat, tuna, pollock, salmon, tomatoes, tomato paste, oils and shortenings, sweeteners, corrugated materials, corn, grains, beans and peanuts. All of the Company's raw materials are generally available from numerous suppliers, other than tuna and salmon processed by the seafood business, for which there is limited worldwide supply and a limited number of suppliers. The prices of many of these raw materials are affected by, among other things, agricultural policies of the U.S. government and weather conditions. Movement in the price level of these raw materials can have a corresponding impact on finished product costs, and hence, gross margins. The ability to pass through increases in costs of raw materials to the Company's customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which it operates.

THE CONTROLLING STOCKHOLDER POSITION OF HICKS MUSE AND THE RELATIONSHIP OF HICKS MUSE WITH THE COMPANY'S MANAGEMENT MAY RESULT IN A CONFLICT OF INTEREST.

    Hicks Muse beneficially owns approximately 43% of the Company's common stock and, accordingly, will be able to significantly influence:

    o election of the members of the board of directors and therefore influence the Company's management and policies; and

    o the outcome of any corporate or other matter submitted to the Company's stockholders.

The interests of Hicks Muse may conflict with those of other stockholders.

    In addition, some of the Company's officers and directors, including Mr. Metropoulos, also serve as officers or directors of other portfolio companies of Hicks Muse. Under the terms of his employment contract, Mr. Metropoulos is required to devote sufficient time to the Company's business and affairs necessary to discharge his responsibilities as Chief Executive Officer. In May 1999, an affiliate of Hicks Muse acquired a leading British producer of food products and upholstered furniture. Mr. Metropoulos serves as Executive Chairman of that company and will devote a portion of his business time to that company. Service as a director or officer of both International Home Foods and another company, other than one of the Company's subsidiaries, could create or appear to create potential conflicts of interest when the director or officer is faced with decisions that could have different implications for the Company and the other company. A conflict of interest could also exist with respect to allocation of the time and attention of persons who are officers of both International Home Foods and one or more other companies. In addition, there is no agreement with Hicks Muse or Mr. Metropoulos requiring that any acquisition opportunities in the food business be pursued through International Home Foods. As a result, conflicts may exist between the Company on the one hand and Hicks Muse and Mr. Metropoulos on the other hand with respect to the allocation of corporate opportunities, including acquisition opportunities. No assurance can be given that any conflicts will be resolved in favor of International Home Foods.

THE FOOD INDUSTRY IS REGULATED EXTENSIVELY BY VARIOUS GOVERNMENTAL AUTHORITIES.

    The United States Food and Drug Administration, the United States Department of Agriculture and other state and local authorities regulate the Company's operations extensively regarding the processing, packaging, storage, distribution, advertising and labeling of its products and environmental compliance. Federal, state and local authorities inspect the Company's manufacturing facilities and products periodically. The Federal Trade Commission, regulates the Company's advertising pursuant to the Federal Trade Commission Act. In addition, the Company must comply with similar laws in foreign jurisdictions in which it conducts operations.

    The Company believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that the Company is in compliance with all of these laws and regulations or that it will be able to comply with future laws and regulations. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its operations.

THE FOOD INDUSTRY IS SUBJECT TO EXTENSIVE AND CHANGING ENVIRONMENTAL REGULATION.

    The Company's past and present business operations and its past and present ownership and operation of real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations relating to the discharge of materials into the environment and the handling and disposition of wastes, including solid and hazardous wastes, or otherwise relating to protection of the environment. Compliance with these laws and regulations is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position.

THE COMPANY DEPENDS ON TRADEMARKS THAT MAY BE THREATENED THROUGH IMITATION OR ASSERTION OF OWNERSHIP RIGHTS BY OTHERS.

    The Company believes that its trademarks and other proprietary rights are important to its success and competitive position. Accordingly, the Company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. The Company cannot assure you that the actions taken to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of its products as violative of the trademarks and proprietary rights of others. Moreover, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights or that the Company will be able to successfully resolve such conflicts. In addition, the laws of foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

THE COMPANY MAY INCUR SIGNIFICANT LIABILITY AS A RESULT OF A PRODUCT LIABILITY CLAIM OR IN THE EVENT THE COMPANY IS REQUIRED TO RECALL ANY OF ITS PRODUCTS.

    The Company may incur significant liability if the consumption of any of its products causes injury, illness or death and may be required to recall certain of its products in the event of contamination or damage to the products. There can be no assurance that product liability claims will not be asserted against the Company or that it will not be obligated to recall its products. The Company has not historically incurred material expenditures in respect of product liability claims and the Company maintains insurance for both product recall and product liability.

ITEM 2.  PROPERTIES

    The Company leases office space in Parsippany, New Jersey, San Diego, California and Greenwich, Connecticut under operating leases expiring in November 2006, April 2002 and October 2004, respectively.

    The Company operates the manufacturing plants described in the following table. The Company owns all of these plants, except for the facilities noted, which the Company leases under an operating lease. In addition, the Company owns a 30% interest in a water treatment plant adjacent to its Puerto Rico processing plant. The Company believes that its manufacturing plants have sufficient capacity to accommodate the Company's planned growth over the next few years.

      SEGMENT                  LOCATION                   SQUARE FEET                     PRODUCTS MANUFACTURED
      -------                  --------                   -----------                     ---------------------

Branded Products,         Milton, Pennsylvania              895,400      Canned pasta, microwave products, mustard,
  Private Label and                                                      glazed popcorn and sauces
  Foodservice:        (1) Trenton, Missouri                 335,200      Vienna sausages, chili, hash, potted meat,
                                                                         sandwich spreads, and sausage and gravy
                      (1) Fort Worth, Texas                 204,800      Beans and chili
                      (1) Seagrove, North Carolina          198,000      Beans, vegetables, fruit and popcorn
                          Highspire, Pennsylvania            29,000      Cereals

Seafood:              (1) Mayaguez, Puerto Rico             222,000      Canned tuna
                      (1) Santa Fe Springs, California      122,000      Canned tuna
                      (1) Motley, Minnesota                 108,900      Surimi seafood products
                      (1) Duluth, Minnesota                  60,000      Surimi seafood products
                          Manta, Ecuador                     66,000      Canned tuna and tuna loins for processing in
                                                                         the Company's Santa Fe Springs facility
                          Manta, Ecuador                     55,300(2)   Canned tuna
                      (1) Violet, Louisiana                  41,000      Canned shrimp
                      (1) Toronto, Canada                    15,940(2)   Surimi seafood products

Private Label:        (1) Lakeville, Minnesota              244,000      Breakfast cereals, granola/cereal bars,
                                                                         marshmallows, marshmallow crisp rice bars
                                                                         and ready-to-eat pie crusts
                      (1) Rossville, Illinois               193,000      Cooking spray
                          Danville, Illinois                120,000      Fruit Snacks
                      (1) Potomac, Illinois                  29,000      Health and beauty aids

Other:                (1) Irapuato, Mexico                  212,000      Catsup, canned vegetables and bottled salsa
                          Niagara Falls, Canada             165,500      Canned pasta, pizza kits, dinner kits, sauces,
                                                                         glazed popcorn, stews and meatballs

The Company also owns and operates a full service distribution center:

                          Milton, Pennsylvania              750,000

(1)  Also used as a distribution point.
(2)  Leased Facility.

---------------------

    The Company has also entered into co-packing (third party manufacturing) agreements with several manufacturers for Bumble Bee canned salmon, Orleans crab, mackerel, sardines, kippers, oysters and clams, PAM cooking spray, Ro*Tel diced tomatoes, Chef Boyardee dinners and pizza kits and G. Washington's dry seasonings and broths.

    The Company distributes its products in the United States through 24 distribution points, 12 of which are owned by the Company, and 11 of which are third party warehouses and one of which is leased. The Company's distribution system uses a combination of common carrier trucking, company trucks and inter-modal rail transport. In Canada, the Company operates from eight distribution points, seven of which are third party warehouses and one of which is leased. In Mexico, Productos Del Monte operates from 11 distribution points, one of which is Company-owned. Management believes that the Company's sales and distribution network has the capacity to support substantial increases in volume.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the ordinary course of business, is involved in various legal proceedings. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.

A private interest group in California has sent notice to the Company maintaining that Bumble Bee Seafood, and others, are not in compliance with certain warning requirements of Proposition 65. Proposition 65 requires that products sold in California which contain certain chemicals listed by the State as being carcinogens above certain safety levels, must be labeled with a warning. Specifically, the notice alleges that the Company and others have exposed members of the public to mercury, methyl mercury and/or other mercury compounds, without first giving warning to such persons in accordance with California Health and Safety Code Section 25249.6. The Company is presently evaluating the merits of the claims underlying the notice. Should the Company be required to comply with the labeling requirements of Proposition 65, sales of tuna products only in California may be adversely affected.

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

In the ordinary course of business, the Company enters into contracts for the purchase of certain of its raw materials. These contracts do not include any minimum quantity requirements.

The Company is involved in various pending or threatened litigation and claims. Although the outcome of any legal proceedings cannot be predicted with certainty, management believes through its discussions with counsel that its liability arising from or the resolution of any pending or threatened litigation or claims, in the aggregate will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the Company's common stock and market price for the period from January 1, 1998 through December 31, 1999 is set forth on page 51 and on the inside back cover of the 1999 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 1999 is set forth on page 52 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 1999 is set forth on pages 23 through 29 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding financial instruments and risk management strategies is set forth on page 29 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements comprising the consolidated balance sheets at December 31, 1999 and 1998, and the consolidated statements of income, stockholders' equity, and cash flows, and notes to financial statements for each of the years in the three-year period ended December 31, 1999 are set forth on pages 31 through 52 of the 1999 Annual Report and is incorporated herein by reference.

Selected unaudited quarterly financial data for the years ended December 31, 1999 and 1998 is set forth on page 51 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's directors and executive officers is set forth on pages 3 through 5 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth on pages 6 and 7 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth on pages 13 and 14 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth on pages 14 and 15 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                                    FORM 8-K

(a)  1.   Financial Statements

          Report of Independent Accountants for years ended December 31, 1999 and 1998.

          Consolidated Balance Sheets as of December 31, 1999 and 1998.

          Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statement of Stockholders' (Deficit) Equity for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements.

          The foregoing Financial Statements are included in Part II, Item 8 of this Report and are set forth on pages 31 through 52 of the 1999 Annual Report and are incorporated herein by reference.

     2. Financial Statement Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.   EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION

       3.1***      - -  Amended and Restated Certificate of Incorporation

       3.2***      - -  Bylaws of International Home Foods, Inc.

       4.1*        - -  Registration Rights Agreement made as of November 1,
                        1996 by and among International Home Foods, Inc.
                        (formerly American Home Food Products, Inc.), AHP
                        Subsidiary Holding Corporation and AHFP Holding
                        Corporation

       4.2*        - -  Indenture dated as of November 1, 1996 between the
                        Company and United States Trust Company of New York

       10.1*       - -  Financial Advisory Agreement dated as of November 1,
                        1996 by and between International Home Foods, Inc. and
                        Hicks, Muse & Company Partners, L.P. ("HMCo")

       10.2***     - -  International Home Foods, Inc. 1997 Stock Option Plan

       10.3*       - -  Nonqualified Stock Option Agreement dated November 1,
                        1996 by and between International Home Foods, Inc. and
                        C. Dean Metropoulos

       10.4*       - -  Nonqualified Stock Option Agreement dated November 12,
                        1996 by and between International Home Foods, Inc. and
                        M. L. Lowenkron

       10.5*       - -  Nonqualified Stock Agreement dated November 12, 1996 by and between International Home Foods, Inc. and Roger T.
                        Staubach

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                              FORM 8-K (Continued)


EXHIBIT
NUMBER                                      DESCRIPTION


       10.6*      - -   Indemnification Agreement dated November 1, 1996 between
                        International Home Foods, Inc. and C. Dean Metropoulos, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing documents

       10.7*      - -   Monitoring and Oversight Agreement dated as of November
                        1, 1996 by and between International Home Foods, Inc.
                        and Hicks, Muse & Company Partners, L.P.

       10.8****   - -   Credit Agreement, dated November 1, 1996, amended and
                        restated September 16, 1998, by and among the Company and the banks' signatory thereto.

       10.9*****  - -   Employment Agreement, dated February 22, 1999 by and
                        between the Company and C. D. Metropoulos

       10.10***** - -   Nonqualified Stock Option Agreement, dated December 2,
                        1998 between the Company and C. D. Metropoulos

       10.11***** - -   Employment Agreement, dated October 23, 1998 by and
                        between the Company and N. Michael Dion

       10.12**    - -   Employment Agreement, dated January 3, 2000, by and
                        between the Company and Lawrence K. Hathaway

       12.1**     - -   Computation of Consolidated Ratio of Earnings to Fixed
                        Charges

       13.1**     - -   Annual Report

       21.1**     - -   Subsidiaries of the Company

       23.1**     - -   Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants

       27.1**     - -   Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form S-4, dated February 19, 1997, File No. 333-18859

**    Filed herewith

*** Incorporated by reference from the Company's Registration Statement on Form S-1, dated September 24, 1997, File No. 333-36249

**** Incorporated by reference from the Company's Schedule 14D-1 and 13D dated March 17, 1996

***** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut.

                         INTERNATIONAL HOME FOODS, INC.


   March 29, 2000          By: /s/ C. Dean Metropoulos
   --------------              ---------------------------------
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

           Signature                                    Capacity                                           Date
           ---------                                    --------                                           ----

                                                                                                       0
  /s/ C. Dean Metropoulos                 Chairman of the Board and Chief Executive                    March 29, 2000
----------------------------------        Officer (Principal Executive Officer)
      C. Dean Metropoulos

  /s/ Lawrence K. Hathaway                President and Chief Operating Officer                        March 29, 2000
----------------------------------
      Lawrence K. Hathaway

  /s/ Craig D. Steeneck                   Chief Financial Officer                                      March 29, 2000
----------------------------------        (Principal Financial and Accounting Officer)
      Craig D. Steeneck

  /s/ Thomas O. Hicks                     Director                                                     March 29, 2000
----------------------------------
      Thomas O. Hicks

  /s/ Michael J. Cramer                   Director                                                     March 29, 2000
----------------------------------
      Michael J. Cramer

  /s/ Michael J. Levitt                   Director                                                     March 29, 2000
----------------------------------
      Michael J. Levitt

  /s/ M. L. Lowenkron                     Director                                                     March 29, 2000
----------------------------------
      M. L. Lowenkron

  /s/ Andrew S. Rosen                     Director                                                     March 29, 2000
----------------------------------
      Andrew S. Rosen

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------

       3.1***      - -  Amended and Restated Certificate of Incorporation

       3.2***      - -  Bylaws of International Home Foods, Inc.

       4.1*        - -  Registration Rights Agreement made as of November 1,
                        1996 by and among International Home Foods, Inc.
                        (formerly American Home Food Products, Inc.), AHP
                        Subsidiary Holding Corporation and AHFP Holding
                        Corporation

       4.2*        - -  Indenture dated as of November 1, 1996 between the
                        Company and United States Trust Company of New York

       10.1*       - -  Financial Advisory Agreement dated as of November 1,
                        1996 by and between International Home Foods, Inc. and
                        Hicks, Muse & Company Partners, L.P. ("HMCo")

       10.2***     - -  International Home Foods, Inc. 1997 Stock Option Plan

       10.3*       - -  Nonqualified Stock Option Agreement dated November 1,
                        1996 by and between International Home Foods, Inc. and
                        C. Dean Metropoulos

       10.4*       - -  Nonqualified Stock Option Agreement dated November 12,
                        1996 by and between International Home Foods, Inc. and
                        M. L. Lowenkron

       10.5*       - -  Nonqualified Stock Agreement dated November 12, 1996 by and between International Home Foods, Inc. and Roger T.
                        Staubach

       10.6*       - -  Indemnification Agreement dated November 1, 1996 between
                        International Home Foods, Inc. and C. Dean Metropoulos,
                        together with a schedule identifying substantially
                        identical documents and setting forth the material
                        details in which those documents differ from the
                        foregoing documents

       10.7*       - -  Monitoring and Oversight Agreement dated as of November
                        1, 1996 by and between International Home Foods, Inc.
                        and Hicks, Muse & Company Partners, L.P.

       10.8****    - -  Credit Agreement, dated November 1, 1996, amended and restated September 16, 1998, by and among the Company
                        and the banks' signatory thereto

       10.9*****   - -  Employment Agreement, dated February 22, 1999 by and
                        between the Company and C. D. Metropoulos

       10.10*****  - -  Nonqualified Stock Option Agreement, dated December 2,
                        1998 between the Company and C. D. Metropoulos

       10.11*****  - -  Employment Agreement, dated October 23, 1998 by and between the Company and N. Michael Dion

       10.12**     - -  Employment Agreement, dated January 3, 2000, by and
                        between the Company and Lawrence K. Hathaway

       12.1**      - -  Computation of Consolidated Ratio of Earnings to Fixed
                        Charges

       13.1**      - -  Annual Report

       21.1**      - -  Subsidiaries of the Company

       23.1**      - -  Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants

       27.1**      - -  Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-4, dated February 19, 1997, File No. 333-18859

**    Filed herewith

*** Incorporated by reference to the Company's Registration Statement on Form S-1, dated September 24, 1997, File No. 333-36249

**** Incorporated by reference to the Company's Schedule 14D-1 and 13D dated March 17, 1996