Form 10-Q
period 2000-03-31
INTERNATIONAL HOME FOODS INC
filed 2000-05-12
CIK 1027881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-18859

                                   ----------

                         INTERNATIONAL HOME FOODS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             13-3377322
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               100 NORTHFIELD STREET, GREENWICH, C.T.    06830
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (203) 622-6010

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes [X]   No [ ]

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at March 31, 2000 was 73,964,174.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Consolidated Statements of Income                             3
                Three Months Ended March 31, 2000 and 1999

             Consolidated Balance Sheets                                   4
                March 31, 2000 and December 31, 1999

             Consolidated Statements of Cash Flows                         5
                Three Months Ended March 31, 2000 and 1999

             Notes to Consolidated Financial Statements                    6

Item 2.      Management's Discussion and Analysis of                       14
               Financial Condition and Results of Operations

PART II       OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                              21

Signatures                                                                 22

Exhibit 12.  Computation of Consolidated Ratio of Earnings to Fixed        24
               Charges

Exhibit 27.  Financial Data Schedule                                       25

                         INTERNATIONAL HOME FOODS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       2000               1999
                                                                   ------------       ------------
Net sales                                                          $    561,374       $    514,186
Cost of sales                                                           293,133            280,362
                                                                   ------------       ------------
       Gross profit                                                     268,241            233,824

Marketing expenses                                                      128,598            109,739
Selling, general, and administrative expenses                            71,541             60,959
                                                                   ------------       ------------
       Income from operations                                            68,102             63,126

Interest expense                                                         25,074             25,751
Other (income) expense, net                                                 244               (175)
Gain on sale of business                                                   --              (15,779)
                                                                   ------------       ------------
       Income before provision for income taxes                          42,784             53,329
Provision for income taxes                                               16,258             20,798
                                                                   ------------       ------------
       Net income                                                  $     26,526       $     32,531
                                                                   ============       ============
Basic earnings per share:
       Net income                                                  $       0.36       $       0.44
                                                                   ------------       ------------
       Shares used in computing basic earnings per share             73,918,374         73,303,266
                                                                   ------------       ------------
Diluted earnings per share:
       Net income                                                  $       0.35       $       0.43
                                                                   ------------       ------------
       Shares used in computing diluted earnings per share           76,028,707         75,802,674
                                                                   ------------       ------------


See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     March 31,        December 31,
                                                                       2000               1999
                                                                   ------------       ------------
ASSETS

Current Assets:
      Cash and cash equivalents                                    $     16,369       $     14,310
      Accounts receivable, net of allowances                            181,530            180,671
      Inventories                                                       307,095            282,911
      Prepaid expenses and other current assets                          31,893             34,345
      Deferred income taxes                                              16,317             16,113
                                                                   ------------       ------------
          Total current assets                                          553,204            528,350

Property, plant and equipment, net                                      311,953            306,042
Intangible assets, net                                                  434,565            432,732
Deferred income taxes                                                   253,985            262,563
Other assets                                                             18,120             19,686
                                                                   ------------       ------------
          Total assets                                             $  1,571,827       $  1,549,373
                                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Current portion of long-term debt                            $     83,249       $     73,084
      Revolving credit facility                                         118,013             78,536
      Accounts payable                                                   56,945             69,669
      Book overdrafts                                                    26,186             22,457
      Accrued compensation and benefits                                  25,055             22,288
      Accrued advertising and promotion                                  48,450             39,550
      Accrued interest                                                   17,079             10,278
      Other accrued liabilities                                          35,328             38,967
                                                                   ------------       ------------
          Total current liabilities                                     410,305            354,829

Long-term debt                                                          962,671          1,024,378
Post-retirement benefits obligation                                      27,990             27,216
Other non-current liabilities                                               253                898
                                                                   ------------       ------------
          Total liabilities                                           1,401,219          1,407,321
                                                                   ------------       ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock - par value $0.01 per share; authorized,
      100,000,000 shares; no shares issued or outstanding          $       --         $       --
Common stock - par value $0.01 per share; authorized,
      300,000,000 shares; issued 78,364,174 and
      78,218,034 shares                                                     784                782
Additional paid-in capital                                               63,655             62,475
Treasury stock, at cost 4,400,000 shares                                (57,200)           (57,200)
Retained earnings                                                       164,453            137,927
Accumulated other comprehensive loss                                     (1,084)            (1,932)
                                                                   ------------       ------------
          Total stockholders' equity                                    170,608            142,052
                                                                   ------------       ------------
          Total liabilities and stockholders' equity               $  1,571,827       $  1,549,373
                                                                   ============       ============


See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       2000               1999
                                                                   ------------       ------------
OPERATING ACTIVITIES:
Net income                                                         $     26,526       $     32,531
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                        11,142             10,621
    Deferred income taxes                                                 8,374             10,921
    Stock option compensation                                              --                   26
    Gain on sale of business                                               --              (15,779)
Changes in assets and liabilities, net of acquisitions
  and divestiture:
    Increase in accounts receivable                                        (859)           (18,331)
    (Increase) decrease in inventories                                  (24,184)            26,088
    Decrease (increase) in other current assets                           2,452             (3,424)
    (Decrease) increase in accounts payable                             (12,724)             6,471
    Increase in accrued liabilities                                      14,829             28,773
    Increase in non-current assets                                         (632)              (179)
    Increase in non-current liabilities                                     129                738
                                                                   ------------       ------------
        Net cash provided by operating activities                        25,053             78,456
                                                                   ------------       ------------
INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                               (12,375)           (10,865)
    Payments for acquired businesses, net of cash
      acquired                                                           (4,067)           (37,733)
    Proceeds from sale of business                                         --               30,000
                                                                   ------------       ------------
        Net cash used in investing activities                           (16,442)           (18,598)
                                                                   ------------       ------------
FINANCING ACTIVITIES:
    Increase (decrease) in book overdrafts                                3,729             (2,993)
    Repayment of long-term debt                                         (51,542)           (25,802)
    Borrowings from revolving credit facility                            89,500             13,124
    Repayment of borrowings from revolving
      credit facility                                                   (49,909)           (40,210)
    Proceeds from exercise of stock options                               1,182              1,232
                                                                   ------------       ------------
        Net cash used in financing activities                            (7,040)           (54,649)
                                                                   ------------       ------------
Effect of exchange rate changes on cash                                     488                821
                                                                   ------------       ------------
Increase in cash and cash equivalents                                     2,059              6,030

Cash and cash equivalents at beginning of period                         14,310             17,201
                                                                   ------------       ------------
Cash and cash equivalents at end of period                         $     16,369       $     23,231
                                                                   ============       ============
Cash paid during the period for:
    Interest                                                             17,185             14,604
    Income taxes                                                          1,404              1,814


See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.   ACCOUNTING POLICIES

     Interim Financial Statements

     In the opinion of International Home Foods, Inc. ("the Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The December 31, 1999 consolidated balance sheet was derived from the Company's audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

     Use of Estimates

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates made by management. Actual results could differ from these estimates. Estimates are used when accounting for potential bad debts, inventory obsolescence and spoilage, trade and promotion allowances, coupon redemptions, depreciation and amortization, stock option compensation, deferred income taxes and tax valuation allowances, pension and post-retirement benefits, restructuring charges and contingencies, among other items.

     Reclassifications

     Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.   INVENTORIES

     Inventories consist of:

                                                  March 31,        December 31,
                                                    2000               1999
                                                ------------       ------------
         Raw materials                          $     77,298       $     65,483
         Work in progress                              8,789              8,841
         Finished goods                              221,008            208,587
                                                ------------       ------------

              Total                             $    307,095       $    282,911
                                                ============       ============

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


3.    COMPREHENSIVE INCOME

      Comprehensive income is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                        2000                1999
                                                    ------------        ------------
                                                              (unaudited)
      Net income                                    $     26,526        $     32,531

      Foreign currency translation
         Amount before taxes                        $      1,467        $        (89)
         Income tax (expense) benefit                       (619)                260
                                                    ------------        ------------
         Other comprehensive income                 $        848        $        171
                                                    ------------        ------------

      Total comprehensive income                    $     27,374        $     32,702
                                                    ============        ============

      The following amounts are included in Accumulated other comprehensive loss at March 31, 2000 and December 31, 1999:

                                                     March 31,          December 31,
                                                        2000                1999
                                                    ------------        ------------
Minimum pension liability                           $        (29)       $        (29)
Foreign currency translation                              (1,055)             (1,903)
                                                    ------------        ------------
    Accumulated other comprehensive loss            $     (1,084)       $     (1,932)
                                                    ============        ============

4.    BUSINESS SEGMENT INFORMATION

      The Company manufactures and markets a diversified portfolio of shelf-stable food products including entrees, side dishes, snacks, canned fish, canned meats as well as refrigerated surimi. The Company sells its products primarily in the United States, Canada and Mexico, and is not dependent on any single or major group of customers for its sales.

      The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Branded Products is defined as U.S. grocery sales for the following products: Chef Boyardee(R), Canned Meat and Beans brands (Libby's(R), Dennison's(R), Luck's(R) and Ranch Style(R)), Ro*Tel(R), Specialty and Snack brands (PAM(R) cooking spray, Gulden's(R), Maypo(R), Wheatena(R), Maltex(R), G. Washington's(R), Crunch 'n Munch(R), Jiffy pop(R) and Campfire(R)). Seafood includes all sales for the Bumble Bee(R), Orleans(R), Libby's, Clover Leaf(R), Paramount(R) and Louis Kemp(R) brands of seafood products as well as private label and foodservice seafood sales. Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust and personal care products and the sales to foodservice distributors. The All Other category is comprised of sales to the military, contract sales to Nestle, sales of Polaner(R) products and international sales which includes branded, private label and foodservice sales in Canada, Mexico, Puerto Rico, and other export sales. The Company sold its Polaner fruit spreads and spices business on February 5, 1999 (Note 6).

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

      The Company evaluates segment performance based upon segment operating income (earnings before interest expense, net other [income] expense, and income taxes excluding unusual or infrequently occurring items, restructuring charge and stock compensation expense [income]). Certain centrally incurred costs (Corporate), are not allocated to the operating segments.

      The Company allocates certain charges, including depreciation, amortization, agent and broker commissions, storage, packing and shipping charges, and administrative costs for salaries, insurance and employee benefits, to its Branded Products segment, and to its Private Label and Foodservice segment based on a percentage of net sales.

                                                       For the Three Months Ended
                                                               March 31,
                                                        2000               1999
                                                    ------------       ------------
Net sales:
    Branded Products                                $    220,614       $    206,029
    Seafood                                              187,427            159,966
    Private Label and Foodservice                         79,290             78,563
                                                    ------------       ------------
       Subtotal - Reportable Segments                    487,331            444,558
    All Other                                             74,043             69,628
                                                    ------------       ------------
       Total                                        $    561,374       $    514,186
                                                    ============       ============
Segment operating income:
    Branded Products                                $     41,342       $     39,801
    Seafood                                               13,033              9,834
    Private Label and Foodservice                         13,838             10,393
                                                    ------------       ------------
       Subtotal - Reportable Segments                     68,213             60,028
    All Other                                              5,521              5,750
                                                    ------------       ------------
           Total                                    $     73,734       $     65,778
                                                    ============       ============

                                                       For the Three Months Ended
                                                               March 31,
                                                        2000               1999
                                                    ------------       ------------
Reconciliation to Consolidated Results

Segment operating income                            $     73,734       $     65,778
Less:
  Stock compensation expense                                --                   26
  Unallocated expense                                      5,632              2,626
                                                    ------------       ------------
       Total consolidated income
         from operations                            $     68,102       $     63,126
                                                    ============       ============

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.   ACQUISITIONS

     On July 19, 1999, the Company, through its subsidiary Bumble Bee Seafoods, Inc., acquired the manufacturing, sales distribution and marketing operations of Louis Kemp from Tyson Foods, Inc. for $68,792, including transaction fees. The Company financed this acquisition with borrowings under its Senior Bank Facilities. Louis Kemp manufactures and sells refrigerated and frozen surimi products. Surimi-based products are made from North Pacific ocean pollack and whiting fish meats. These products are primarily sold under the tradename Louis Kemp and other tradenames such as Captain Jac(R), SeaFest(R) and Pacific Mate(R).

     On January 19, 1999, the Company, through its subsidiary Bumble Bee Seafoods, Inc., acquired the Clover Leaf and Paramount canned seafood brands and business of British Columbia Packers ("Clover Leaf/Paramount brands") from George Weston Ltd. of Canada for a total purchase price of $40,394, including transaction fees. The acquisition was funded with borrowings under the Company's Senior Bank Facilities and cash on hand.

     The excess of cost over fair value of net assets acquired for the above acquisitions is amortized over 40 years for identifiable intangibles and for goodwill. These acquisitions have been accounted for using the purchase method of accounting, and the operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisition. The information below includes non-cash investing and financing activities supplemental to the consolidated statements of cash flows. A summary of the excess of cost over fair value of net assets acquired resulting from purchase price allocations for the 1999 acquisitions is as follows:

                                                                        CLOVER LEAF/
                                                        LOUIS            PARAMOUNT
                                                        KEMP               BRANDS
                                                    ------------       ------------
Cost of acquisition, including
  transaction fees                                  $     68,792       $     40,394
Less acquired assets:
  Current assets                                          10,094             38,962
  Property, plant and equipment                           18,111              1,180
  Other assets                                              --                 --
Add: liabilities assumed                                   1,016              9,411
                                                    ------------       ------------
Excess of cost over net assets acquired,
    including identifiable intangibles              $     41,603       $      9,663
                                                    ============       ============

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


      Acquisitions, (Continued)

      The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Clover Leaf/Paramount and Louis Kemp and divestiture of Polaner had occurred as of the beginning of 1999 and reflect proforma adjustments for goodwill, interest expense and tax expense:

                                                 For the Three Months Ended
                                                        March 31, 1999
                                           ---------------------------------------
                                            IHF(1)     Acquisitions(2)      Total
                                           --------    ---------------    --------
      Net sales                            $509,122        $33,952        $543,074
      Operating income                     $ 62,767        $   379        $ 63,146
      Net income                           $ 22,547        $  (486)       $ 22,061

      Earnings per share:
          Basic                            $   0.31        $ (0.01)       $   0.30
          Diluted                          $   0.30        $ (0.01)       $   0.29

      (1)  Excludes operations of and gain on sale of Polaner (See Note 6).
      (2)  Amounts include Louis Kemp and Clover Leaf/Paramount brands.

      The unaudited pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

6.    SALE OF BUSINESS

      On February 5, 1999 the Company sold its Polaner fruit spreads and spices business to B&G Foods, Inc. for approximately $30.0 million in cash, resulting in a gain of $15.8 million ($9.6 million, net of tax or $0.13 per diluted share).

7.    RELATED PARTY TRANSACTIONS

      Effective November 1, 1996, the Company entered into a 10-year monitoring and oversight agreement with an affiliate of its largest stockholder. The agreement provides for an annual fee of the greater of $1,000 or 0.1% of the budgeted consolidated net sales of the Company for the current year. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5% of the transaction value, as defined, for each add-on transaction, as defined. The Company incurred monitoring and oversight fees of $579 and $487 and financial advisory fees of $0 and $546 for the three months ended March 31, 2000 and 1999, respectively.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


8.   GUARANTOR FINANCIAL DATA

     The Company's Senior Subordinated Notes are fully and unconditionally guaranteed by each of the Company's subsidiary guarantors on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning each of the subsidiary guarantors because management has determined that such information is not material to the holders of the Senior Subordinated Notes. The financial information for 2000 reflects the corporate re-organization, resulting from the Company's tax restructuring, effective January 1, 2000. Certain intercompany sales transactions between the parent and guarantor subsidiaries have been eliminated. Presented below is consolidating financial information including summarized combined financial information of the subsidiary guarantors:

     FOR THE THREE MONTHS ENDED
     MARCH 31, 2000
      (unaudited)
                                                                             Non-
                                                          Guarantor        Guarantor
                                            Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                          ---------      ------------     ------------     ------------     ------------
     Net sales                            $ 265,650       $ 514,241        $  47,133         (265,650)       $ 561,374

     Gross profit                           154,992         268,811           17,302         (172,864)         268,241

     Net income                              14,627          11,049              850             --             26,526

     Net cash provided by (used in)
       operating activities                  10,552          15,781           (1,280)            --             25,053

     Net cash provided by (used in)
       investing activities                     359         (16,287)            (514)            --            (16,442)

     Net cash provided by (used in)
       financing activities                  27,674         (36,156)           1,442             --             (7,040)

     FOR THE THREE MONTHS ENDED
     MARCH 31, 1999
      (unaudited)
                                                                             Non-
                                                          Guarantor        Guarantor
                                            Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                          ---------      ------------     ------------     ------------     ------------
Net sales                                 $ 220,671       $ 250,911        $  42,604             --          $ 514,186

Gross profit                                128,854          92,109           12,861             --            233,824

Net income                                    7,304          23,411(1)         1,816             --             32,531(1)

Net cash provided by (used in)
  operating activities                       53,535          33,488           (8,567)            --             78,456

Net cash (used in) provided by
  investing activities                         (531)         13,538          (31,605)            --            (18,598)

Net cash (used in) provided by
  financing activities                      (52,453)        (45,002)          42,806             --            (54,649)

     The 1999 amounts have been reclassified for consistency from amounts previously reported. Amounts are not intended to report results as if the subsidiaries were separate stand-alone entities.

     (1) Includes an after-tax gain of $9.6 million ($15.8 million pre-tax) from sale of the Polaner fruit spread and spice business.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


     Guarantor Financial Data, (Continued)


     MARCH 31, 2000
       (unaudited)                                                            Non-
                                                          Guarantor        Guarantor
                                            Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                          ---------      ------------     ------------     ------------     ------------
Current assets                            $   34,545       $  433,725      $   84,934       $     --         $  553,204

Non-current assets                         1,120,208          675,209          14,219         (791,013)       1,018,623

Current liabilities                          220,889          174,748          14,668             --            410,305

Non-current liabilities                      963,535           50,572          35,374          (58,567)         990,914

DECEMBER 31, 1999

Current assets                            $  132,979       $  304,110      $   91,261       $     --         $  528,350

Non-current assets                         1,091,493          670,803             808         (742,081)       1,021,023

Current liabilities                          200,671          132,201          21,957             --            354,829

Non-current liabilities                    1,041,449            5,195          33,109          (27,261)       1,052,492

9.   IMPACT OF RECENT ACCOUNTING STANDARDS

     In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. SFAS 133, as amended by SFAS 137, "Deferral of the effective date of SFAS 133", is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect this statement will have on its financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10.   EARNINGS PER SHARE

      The table below summarizes the numerator and denominator for the basic and diluted earnings per share calculations (in thousands, except per share amounts).

                                                   For the Three Months Ended
                                                           March 31,
                                                      2000           1999
                                                    --------       --------
Numerator:

  Net income available to common
     shares                                         $ 26,526       $ 32,531

Denominator:

  Average number of shares outstanding                73,918         73,303
  Effect of dilutive stock options                     2,111          2,500
                                                    --------       --------
  Total number of shares outstanding                  76,029         75,803

  Basic earnings per share                          $   0.36       $   0.44

  Diluted earnings per share                        $   0.35       $   0.43

11.   RESTRUCTURING

      In September 1998, in conjunction with management's plan to reduce costs and improve operational efficiencies, the Company recorded a restructuring charge of $118.1 million ($75.3 million after tax). The principal actions in the restructuring plan involved the closure of the Vacaville, California and Clearfield, Utah production facilities and the related impact of the transfer of production to other facilities, mainly Milton, Pennsylvania, and the write-down of goodwill associated with the Campfire crisp rice snack bar brand and the Polaner fruit spreads brand. The Polaner business was subsequently sold (Note 6).

      At March 31, 2000, $3.0 million of restructuring charges remained in other accrued liabilities. This amount is comprised of multi-employer pension plan settlements and certain other employee benefit related costs. Payments totalling $8.1 million have been made to date, including $0.2 million for the three months ended March 31, 2000.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS - Three Months Ended March 31, 2000 and 1999.

NET SALES - The Company's net sales were $561.4 million for the three months ended March 31, 2000, an increase of $47.2 million or 9.2%, from the comparable 1999 quarter. Approximately $30.9 million of the increase was related to sales of companies acquired during 1999 (Clover Leaf/Paramount and Louis Kemp), which were not fully reflected in the 1999 amounts, offset by $5.1 million of lower sales due to the sale of Polaner in February 1999. The remaining $21.4 million increase primarily reflects increases in sales of Branded Products ($14.6 million) and All Other ($9.5 million) (See "Results by Segment").

COST OF GOODS SOLD - Cost of goods sold was $293.1 million for the three months ended March 31, 2000 as compared to $280.4 million for the three months ended March 31, 1999. Expressed as a percentage of net sales, cost of goods sold decreased to 52.2% from 54.5% in 1999. Excluding the results of the Companies acquired and divested during 1999, which have lower average gross margins than the Company's existing products cost of goods sold declined to 51.2% of net sales from 52.9% in 1999. This decline in cost of goods sold as a percentage of net sales primarily reflects the effect of management's continuing cost reduction initiatives.

MARKETING EXPENSES - Marketing expenses increased by $18.9 million to $128.6 million for the three months ended March 31, 2000 from $109.7 million in 1999. Expressed as a percentage of net sales, marketing expenses increased to 22.9% from 21.3% from the comparable 1999 period. The increase was primarily attributable to Chef Boyardee ($5.3 million) and Libby's canned meats ($3.1 million), mostly due to incremental investments in introductory promotion allowances to launch new products, and the 1999 acquisitions ($6.6 million).

SELLING, GENERAL AND ADMINISTRATIVE ("S,G & A") EXPENSES - S,G & A expenses were $71.5 million for the three months ended March 31, 2000 as compared to $60.9 million in 1999, an increase of $10.6 million. S,G & A expenses as a percentage of net sales increased to 12.7% in the three months ended March 31, 2000 from 11.9% in the comparable 1999 quarter. The 1999 acquisitions contributed $4.8 million to the increase of S,G & A expenses. The remainder of the increase is primarily due to higher distribution costs, related to an increase in fuel costs.

INTEREST EXPENSE - Interest expense for the three months ended March 31, 2000 was $25.1 million as compared to $25.8 million for the same period in 1999. The decrease in interest expense is attributable to lower average outstanding debt levels partially offset by higher interest rates.

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

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


PROVISION FOR INCOME TAXES - Income taxes decreased to $16.3 million for the three months ended March 31, 2000 from $20.8 million in the comparable 1999 quarter due to lower income before taxes, as a result of the gain on sale of business in the prior year. The effective tax rate decreased to 38.0% in 2000 from 39.0% in 1999, reflecting the Company's tax restructuring program which was substantially implemented by December 31, 1999. The Company anticipates sufficient future income to realize deferred tax assets recorded at March 31, 2000. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

NET INCOME - For the three month period ended March 31, 2000, net income was $26.5 million, a decrease of $6.0 million over the comparable 1999 period, primarily reflecting the gain on sale of business ($9.6 million net of tax or $0.13 per share) in 1999 offset by the factors discussed above. Basic earnings per share were $0.36 and $0.44 for the three months ended March 31, 2000 and 1999, respectively, and diluted earnings per share were $0.35 and $0.43 for the three months ended March 31, 2000 and 1999, respectively.

RESULTS BY SEGMENT - The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Refer to Footnote 4 on page 7 for further details.

BRANDED PRODUCTS - The Branded Products segment net sales increased $14.6 million, or 7.1%, for the three months ended March 31, 2000 versus the comparable 1999 period. This increase is primarily due to increased sales of Chef Boyardee ($14.1 million), Libby's canned meats ($3.4 million), Ro*Tel ($1.5 million), partially offset by lower sales of Crunch 'n Munch ($2.1 million), Pam ($1.0 million), and exiting the branded (Campfire) crisp rice bar category ($0.7 million).

Sales of the Chef Boyardee brand increased approximately 13.4% for the three months ended March 31, 2000 versus the comparable 1999 period. Canned pasta, Microwave and Pizza Kits sales increased 16.6%, 3.8%, and 5.6%, respectively, partially offset by a decline in Dinners. The increase in sales of Chef Boyardee is driven by new advertising campaigns focusing on mothers and teens and the introduction of new products.

Libby's canned meat sales increased 16%, primarily due to increased distribution and the introduction of several new products.

The Branded Products segment operating income increased $1.5 million largely reflecting the factors discussed above. As a percentage of net sales, segment operating income decreased from 19.3% during the three months ended March 31, 1999 to 18.7% for the same period in 2000. This decrease reflects the incremental investment in introductory promotion allowances to launch new Chef Boyardee and Libby's canned meat products.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Results by Segment, (Continued)

SEAFOOD - The Seafood segment net sales increased $27.5 million or 17.2%, due to the acquisition of Louis Kemp ($27.6 million) and the full quarter impact of the January 1999 acquisition of the Clover Leaf/Paramount brands ($3.3 million), partially offset by a decrease in Bumble Bee sales ($3.4 million). Bumble Bee's sales decline resulted from an industry-wide price rollback on light meat tuna, which was in response to lower raw material costs, and competitive pricing pressures in the white meat category. The Seafood segment operating income increased $3.2 million or 32.5%, primarily due to the Louis Kemp acquisition. As a percentage of net sales, segment operating income increased from 6.1% during the three months ended March 31, 1999 to 7.0% for the same period in 2000, reflecting the addition of the higher margin Louis Kemp surimi products.

PRIVATE LABEL AND FOODSERVICE - Net sales of the Private Label and Foodservice segment increased $0.7 million to $79.3 million for the three months ended March 31, 2000. Segment operating income increased $3.4 million, or 33.1%. As a percentage of net sales, segment operating income increased from 13.2% during the three months ended March 31, 1999 to 17.5% for the same period in 2000, reflecting a margin improvement in private label canned pasta.

The All Other net sales increased $4.4 million, or 6.3%, primarily due to increases in Mexico ($4.5 million), Canada ($2.0 million) and Puerto Rico ($3.9 million). The Company sold its Polaner business in February 1999, and accordingly, sales for Polaner decreased $5.1 million as compared to the comparable 1999 period. Segment operating income decreased slightly to $5.5 million reflecting the factors discussed above.

RESTRUCTURING - In September 1998, in conjunction with management's plan to reduce costs and improve operational efficiencies, the Company recorded a restructuring charge of $118.1 million ($75.3 million after tax). The principal actions in the restructuring plan involved the closure of the Vacaville, California and Clearfield, Utah production facilities and the related impact of the transfer of production to other facilities, mainly Milton, Pennsylvania, and the write-down of goodwill associated with the Campfire crisp rice snack bar brand and the Polaner fruit spreads brand. The Polaner business was subsequently sold (Note 6).

At March 31, 2000, $3.0 million of restructuring charges remained in other accrued liabilities. This amount is comprised of severance and related costs and facility closure costs. Payments totalling $8.1 million have been made to date, including $0.2 million for the three months ended March 31, 2000.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - Net cash provided by operating activities for the three months ended March 31, 2000 was $25.1 million, a $53.4 million decrease from the comparable 1999 period, primarily due to increased inventory levels in the first quarter 2000 as compared to a decrease in such levels in the comparable 1999 period.

Net cash used by investing activities for the three months ended March 31, 2000 was $16.4 million compared to $18.6 million for the same period in 1999. Capital expenditures increased $1.5 million in 2000. No acquisitions or divestitures occurred in 2000, however the Company paid $4.1 million relating to a prior acquisition. In 1999, the Company through its subsidiary, Bumble Bee Seafoods, Inc., acquired the Clover Leaf/Paramount brands for approximately $37.7 million, net of cash acquired and received $30.0 million in proceeds from the sale of Polaner.

Cash used in financing activities was $7.0 million for the three month period ended March 31, 2000, versus $54.6 million in the comparable 1999 period. The decrease reflects increased borrowings in 2000 to fund additional working capital. In 2000, the Company borrowed $89.5 million from its revolving credit facility and repaid $49.9 million and $51.5 million under the terms of its revolving credit facility and its Senior Bank Facilities, respectively. In 1999, the Company repaid $40.2 million and $25.8 million under the terms of its revolving credit facility and its Senior Bank Facilities, respectively, and borrowed $13.1 million to partially fund the Clover Leaf/Paramount brands acquisition.

The Company is highly leveraged with Senior Bank Facilities that comprise (i) a $516.5 million Tranche A term loan facility of which $412.3 million is outstanding at March 31, 2000, maturing in 2004, (ii) a $149.8 million Tranche B term loan facility of which $149.0 million is outstanding at March 31, 2000, maturing in 2005, (iii) a $100.0 million Tranche B-1 term loan facility of which $99.6 million is outstanding at March 31, 2000, maturing in 2006, and (iv) a $230.0 million revolving credit facility, maturing in 2004 or earlier upon repayment of the Tranche A term loans. As of March 31, 2000, the outstanding balance of the Senior Bank Facilities was $778.9 million, which included $118.0 million of borrowings under the revolving credit facility. In addition to scheduled periodic repayments aggregating $36.5 million for the remainder of 2000, the Company is also required to make mandatory repayments of the loans under the Senior Bank Facilities with a portion of its excess cash flow.

The Company also has outstanding $385.0 million of 10 3/8% Senior Subordinated Notes due 2006, without any scheduled repayments of principal prior to maturity, requiring semi-annual interest payments. During the three months ended March 31, 2000, the Company repurchased and immediately retired $15.0 million of Notes, at slightly above par value, the results of which were not material.

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

FINANCIAL INSTRUMENTS

The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness, excluding the revolving credit facility, is subject to either fixed interest rates or interest rate protection. At March 31, 2000, more than 50% of the Company's aggregate indebtedness, excluding the revolving credit facility, is subject to such protection.

Under these agreements the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts based on agreed upon notional principal amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. In accordance with the interest rate agreements, the measurement of 3 month LIBOR and 6 month LIBOR, respectively, occurs on the first day of each calculation period. For interest rate Instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued as incurred and recognized as an adjustment to interest expense.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Financial Instruments, (Continued)

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. All counterparties are at least A rated by Moody's and Standard & Poor's. Accordingly, the Company does not anticipate non-performance by the counterparties.

As of March 31, 2000, the Company had the following interest rate instruments in effect for which the fair value of these instruments is based on the current settlement cost (dollar amounts are in millions):

NOTIONAL  FAIR
 AMOUNT   VALUE      PERIOD      3 MONTH LIBOR RATES   6 MONTH LIBOR RATE       COMPANY PAYS      COMPANY RECEIVES
--------  -----   ------------   -------------------   ------------------   -------------------   ----------------
 $600     $ 0.8     5/99-5/00          4.45% or less                  N/A                 5.55%      3 month LIBOR
                                    >4.45% to <5.55%                  N/A         3 month LIBOR      3 month LIBOR
                                     5.55% to <6.30%                  N/A                 5.55%      3 month LIBOR
                                    6.30% or greater                  N/A         3 month LIBOR      3 month LIBOR

 $200     $(1.9)   8/98-11/01                    N/A        5.20% or less                10.23%            10.375%
                                                 N/A     >5.20% to <6.23%    6 month LIBOR + 4%            10.375%
                                                 N/A      6.23% to <6.75%                10.23%            10.375%
                                                 N/A     6.75% or greater    6 month LIBOR + 4%            10.375%

 $150     $ 0.5   10/98-10/01                 <3.76%                  N/A                 3.76%      3 month LIBOR
                                      3.76% to 5.75%                  N/A         3 month LIBOR      3 month LIBOR
                                              >5.75%                  N/A                 5.75%      3 month LIBOR

 $225     $  --   10/99-10/00                    N/A               <5.30%                 5.30%      6 month LIBOR
                                                 N/A       5.30% to 8.00%         6 month LIBOR      6 month LIBOR
                                                 N/A               >8.00%                 8.00%      6 month LIBOR
          -----
          $(0.6)
          =====

IMPACT OF RECENT ACCOUNTING STANDARDS

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued to establish standards for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. SFAS 133, as amended by SFAS 137, "Deferral of the effective date of SFAS 133", is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect this statement will have on its financial statements.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


READINESS FOR YEAR 2000

Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, and as a result may be unable to accurately process certain data before, during or after the Year 2000 ("Y2K"). The Company did not experience any systems failures or business interruptions as a result of the Y2K issue. The costs associated with Y2K readiness were not material to the Company's financial statements and were funded through operating cash flow. The Company has not identified any continuing material Y2K compliance issues, including those related to third parties.

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

                                               International Home Foods, Inc.
                                                       (Registrant)


Date:     May 12, 2000                         /s/ C. Dean Metropoulos
                                               --------------------------------
                                               C. Dean Metropoulos
                                               Chairman of the Board and
                                               Chief Executive Officer

Date:     May 12, 2000                         /s/ Lawrence K. Hathaway
                                               --------------------------------
                                               Lawrence K. Hathaway
                                               President and
                                               Chief Operating Officer

Date:     May 12, 2000                         /s/ Craig D. Steeneck
                                               --------------------------------
                                               Craig D. Steeneck
                                               Senior Vice President and
                                               Chief Financial Officer

                         INTERNATIONAL HOME FOODS, INC.


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             EXHIBITS
-------                            --------
    12              Computation of Consolidated Ratio of Earnings to Fixed
                      Charges

    27              Financial Data Schedule