Form 10-Q
period 2000-06-30
INTERNATIONAL HOME FOODS INC
filed 2000-08-11
CIK 1027881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-18859


                                   ----------

                         INTERNATIONAL HOME FOODS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                         13-3377322
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                      100 NORTHFIELD STREET, GREENWICH, CT.        06830
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

                                                           Yes [X] No [ ]

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at June 30, 2000 was 74,224,484.

                         INTERNATIONAL HOME FOODS, INC.

                               INDEX TO FORM 10-Q



                                                                                                          Page No.
                                                                                                          --------


PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Consolidated Statements of Income                                                              3
                Three and Six Months Ended June 30, 2000 and 1999

             Consolidated Balance Sheets                                                                    4
                June 30, 2000 and December 31, 1999

             Consolidated Statements of Cash Flows                                                          5
                 Six Months Ended June 30, 2000 and 1999

             Notes to Consolidated Financial Statements                                                     6

Item 2.      Management's Discussion and Analysis of                                                        16
               Financial Condition and Results of Operations

PART II       OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                         25

Item 6.         Exhibits and Report on Form 8-K                                                             26

Signatures                                                                                                  27

Exhibit 12.     Computation of Consolidated Ratio of                                                        29
                   Earnings to Fixed Charges

Exhibit 27.  Financial Data Schedule                                                                        30


                         INTERNATIONAL HOME FOODS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                         2000             1999              2000            1999
                                                     ------------     ------------      ------------     ------------
                                                               (unaudited)                       (unaudited)


Net sales                                            $    530,645     $    512,574      $  1,092,019     $  1,026,760
Cost of sales                                             270,478          272,115           563,611          552,477
                                                     ------------     ------------      ------------     ------------
       Gross profit                                       260,167          240,459           528,408          474,283

Marketing expenses                                        120,029          111,508           248,627          221,247
Selling, general, and administrative expenses              68,860           61,995           140,401          122,954
                                                     ------------     ------------      ------------     ------------
       Income from operations                              71,278           66,956           139,380          130,082
                                                     ------------     ------------      ------------     ------------

Interest expense                                           24,266           24,609            49,340           50,360
Other (income) expense, net                                   315             (423)              559             (598)
Gain on sale of business                                       --               --                --          (15,779)
                                                     ------------     ------------      ------------     ------------
       Income before provision for income taxes            46,697           42,770            89,481           96,099
Provision for income taxes                                 17,745           16,681            34,003           37,479
                                                     ------------     ------------      ------------     ------------
       Net income                                    $     28,952     $     26,089      $     55,478     $     58,620
                                                     ============     ============      ============     ============

Basic earnings per share:
       Net income                                    $       0.39     $       0.36      $       0.75     $       0.80
                                                     ------------     ------------      ------------     ------------
       Shares used in computing basic earnings
         per share                                     74,081,914       73,427,938        74,000,144       73,365,602
                                                     ------------     ------------      ------------     ------------

Diluted earnings per share:
       Net income                                    $       0.38     $       0.34      $       0.73     $       0.77
                                                     ------------     ------------      ------------     ------------
       Shares used in computing diluted earnings
         per share                                     76,170,434       75,781,554        76,099,571       75,792,114
                                                     ------------     ------------      ------------     ------------
















See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                June 30,       December 31,
ASSETS                                                            2000            1999
                                                              -----------      -----------

Current Assets:
      Cash and cash equivalents                               $    15,394      $    14,310
      Accounts receivable, net of allowances                      173,803          180,671
      Inventories                                                 275,319          282,911
      Prepaid expenses and other current assets                    34,983           34,345
      Deferred income taxes                                        17,154           16,113
                                                              -----------      -----------
          Total current assets                                    516,653          528,350

Property, plant and equipment, net                                315,988          306,042
Intangible assets, net                                            430,996          432,732
Deferred income taxes                                             245,673          262,563
Other assets                                                       18,052           19,686
                                                              -----------      -----------
          Total assets                                        $ 1,527,362      $ 1,549,373
                                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Current portion of long-term debt                       $    83,249      $    73,084
      Revolving credit facility                                    85,176           78,536
      Accounts payable                                             51,970           69,669
      Book overdrafts                                              18,659           22,457
      Accrued compensation and benefits                            23,235           22,288
      Accrued advertising and promotion                            38,938           39,550
      Accrued interest                                              7,113           10,278
      Other accrued liabilities                                    27,612           38,967
                                                              -----------      -----------
          Total current liabilities                               335,952          354,829

Long-term debt                                                    962,671        1,024,378
Post-retirement benefits obligation                                28,610           27,216
Other non-current liabilities                                         176              898
                                                              -----------      -----------
          Total liabilities                                     1,327,409        1,407,321
                                                              -----------      -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock - par value $0.01 per share; authorized,
      100,000,000 shares; no shares issued or outstanding     $        --      $        --
Common stock - par value $0.01 per share; authorized,
      300,000,000 shares; issued 78,624,484 and
      78,218,034 shares                                               786              782
Additional paid-in capital                                         66,396           62,475
Treasury stock, at cost 4,400,000 shares                          (57,200)         (57,200)
Retained earnings                                                 193,405          137,927
Accumulated other comprehensive loss                               (3,434)          (1,932)
                                                              -----------      -----------
          Total stockholders' equity                              199,953          142,052
                                                              -----------      -----------
          Total liabilities and stockholders' equity          $ 1,527,362      $ 1,549,373
                                                              ===========      ===========



See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                               2000           1999
                                                                            ---------      ---------

OPERATING ACTIVITIES:
Net income                                                                  $  55,478      $  58,620

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              20,857         21,099
    Deferred income taxes                                                      15,849         21,705
    Stock option compensation                                                      --             85
    Gain on sale of business                                                       --        (15,779)
Changes in assets and liabilities, net of acquisitions and divestiture:
    Decrease (increase) in accounts receivable                                  6,868        (19,267)
    Decrease (increase) in inventories                                          7,431        (11,664)
    Increase in other current assets                                             (638)       (14,357)
    (Decrease) increase in accounts payable                                   (17,699)        13,809
    Decrease in accrued liabilities                                           (14,185)        (4,464)
    Increase in non-current assets                                             (1,937)        (1,527)
    Increase in non-current liabilities                                           672          2,134
                                                                            ---------      ---------
        Net cash provided by operating activities                              72,696         50,394
                                                                            ---------      ---------

INVESTING ACTIVITIES:
    Purchases of plant and equipment, net                                     (23,086)       (23,354)
    Payments for acquired businesses, net of cash
      acquired                                                                 (4,067)       (38,103)
    Proceeds from sale of business                                                 --         30,000
                                                                            ---------      ---------
        Net cash used in investing activities                                 (27,153)       (31,457)
                                                                            ---------      ---------

FINANCING ACTIVITIES:
    Increase (decrease) in book overdrafts                                     (3,798)         7,922
    Repayment of long-term debt                                               (51,542)       (40,889)
    Borrowings from revolving credit facility                                 133,100         45,024
    Repayment of borrowings from revolving credit facility                   (125,505)       (31,322)
    Proceeds from exercise of stock options                                     3,925          2,078
                                                                            ---------      ---------
        Net cash used in financing activities                                 (43,820)       (17,187)
                                                                            ---------      ---------

Effect of changes in the exchange rate on cash                                   (639)         1,062
                                                                            ---------      ---------

Increase in cash and cash equivalents                                           1,084          2,812

Cash and cash equivalents at beginning of period                               14,310         17,201
                                                                            ---------      ---------

Cash and cash equivalents at end of period                                  $  15,394      $  20,013
                                                                            =========      =========

Cash paid during the period for:
    Interest                                                                $  50,861      $  56,459
    Income taxes                                                            $  18,377      $  16,880

See accompanying notes to consolidated financial statements.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.    ACCOUNTING POLICIES

      Interim Financial Statements

      In the opinion of International Home Foods, Inc. ("the Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year. The December 31, 1999 consolidated balance sheet was derived from the Company's audited financial statements but does not include all disclosures required by generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

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

2.    INVENTORIES

      Inventories consist of:

                                                       June 30,      December 31,
                                                        2000             1999
                                                    ------------     ------------

             Raw materials                          $     67,259     $     65,483
             Work in progress                             10,253            8,841
             Finished goods                              197,807          208,587
                                                    ------------     ------------
                  Total                             $    275,319     $    282,911
                                                    ============     ============

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



3.    COMPREHENSIVE INCOME

      Comprehensive income is as follows:

                                            Three Months Ended           Six Months Ended
                                                  June 30,                  June 30,
                                            2000          1999          2000          1999
                                          --------      --------      --------      --------
                                                (unaudited)                 (unaudited)

       Net income                         $ 28,952      $ 26,089      $ 55,478      $ 58,620

       Foreign currency translation
          Amount before taxes             $ (3,275)     $    565      $ (1,809)     $    476
          Income tax (expense) benefit         926           (63)          307           197
                                          --------      --------      --------      --------
          Other comprehensive income      $ (2,349)     $    502      $ (1,502)     $    673
                                          --------      --------      --------      --------

       Total comprehensive income         $ 26,603      $ 26,591      $ 53,976      $ 59,293
                                          ========      ========      ========      ========

      The following amounts are included in Accumulated other comprehensive loss at June 30, 2000 and December 31, 1999:

                                                   June 30,   December 31,
                                                     2000        1999
                                                   --------   ------------

       Minimum pension liability                   $   (29)     $   (29)
       Foreign currency translation                 (3,405)      (1,903)
                                                   -------      -------
          Accumulated other comprehensive loss     $(3,434)     $(1,932)
                                                   =======      =======

4.    BUSINESS SEGMENT INFORMATION

      The Company manufactures and markets a diversified portfolio of shelf-stable food products including entrees, side dishes, snacks, canned fish, canned meats as well as refrigerated surimi. The Company sells its products primarily in the United States, Canada and Mexico, and is not dependent on any single or major group of customers for its sales.

      The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Branded Products is defined as U.S. grocery sales for the following products: Chef Boyardee(R), Canned Meats (Libby's(R) and Dennison's(R)), Southwest brands (Ro*Tel(R), Luck's(R) and Ranch Style(R)), Specialty and Snack brands (PAM(R), Gulden's(R), Maypo(R), Wheatena(R), Maltex(R), G. Washington's(R), Crunch 'n Munch(R), Jiffy pop(R) and Campfire(R)). Seafood includes all sales for the Bumble Bee(R), Orleans(R), Libby's, Clover Leaf(R), Paramount(R) and Louis Kemp(R) brands of seafood products as well as private label and foodservice seafood sales. Private Label and Foodservice includes all private label canned pasta, cooking spray, fruit snacks, ready-to-eat cereals, wholesome snack bars, pie crust and personal care products and the sales to foodservice distributors. The All Other category is comprised of sales to the military, contract sales to Nestle, sales of Polaner(R) products and international sales which includes branded, private label and foodservice sales in Canada, Mexico, Puerto Rico, and other export sales. The Company sold its Polaner fruit spreads and spices business on February 5, 1999 (Note 6).

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

                                                  For the Three Months Ended         For the Six Months Ended
                                                           June 30,                         June 30,
                                                   2000              1999             2000             1999
                                                 ----------       ----------       ----------       ----------

         Net Sales:
             Branded Products                     $  213,993       $  209,726       $  434,607       $  415,755
             Seafood                                 169,869          153,843          357,296          313,808
             Private Label and Foodservice            75,747           71,034          155,037          149,596
                                                  ----------       ----------       ----------       ----------
              Subtotal - Reportable Segments         459,609          434,603          946,940          879,159
             All Other                                71,036           77,971          145,079          147,601
                                                  ----------       ----------       ----------       ----------
                   Total                          $  530,645       $  512,574       $1,092,019       $1,026,760
                                                  ==========       ==========       ==========       ==========

                                                     2000             1999             2000             1999
                                                  ----------       ----------       ----------       ----------
         Segment Operating Income:
             Branded Products                     $   41,249       $   38,672       $   82,588       $   78,473
             Seafood                                  10,731            9,571           23,764           19,405
             Private Label and Foodservice            14,323            9,822           28,162           20,215
                                                  ----------       ----------       ----------       ----------
              Subtotal - Reportable Segments          66,303           58,065          134,514          118,093
             All Other                                 7,605            8,008           13,127           13,758
                                                  ----------       ----------       ----------       ----------
                   Total                          $   73,908       $   66,073       $  147,641       $  131,851
                                                  ==========       ==========       ==========       ==========


                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                     2000             1999             2000             1999
                                                   --------         --------         --------         --------
       Reconciliation to Consolidated Results

       Segment Operating Income                    $ 73,908         $ 66,073         $147,641         $131,851
       Less:
          Stock compensation expense                     --               59               --               85
          Unallocated (income) expense                2,630             (942)           8,261            1,684
                                                   --------         --------         --------         --------
                  Total consolidated income from
                       operations                  $ 71,278         $ 66,956         $139,380         $130,082
                                                   ========         ========         ========         ========

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

                                            For the Six Months Ended
                                                June 30, 1999
                                ---------------------------------------------

                                  IHF(1)       Acquisitions(2)        Total
                                ----------     ---------------     ----------

      Net sales                 $1,021,768       $   63,276        $1,085,044
      Operating income          $  129,792       $      369        $  130,161
      Net income                $   48,706       $   (1,175)       $   47,531

      Earnings per share:
          Basic                 $     0.66       $    (0.01)       $     0.65
          Diluted               $     0.64       $    (0.01)       $     0.63

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

7.    RELATED PARTY TRANSACTIONS

      Effective November 1, 1996, the Company entered into a 10-year monitoring and oversight agreement with an affiliate of its largest stockholder. The agreement provides for an annual fee of the greater of $1,000 or 0.1% of the budgeted consolidated net sales of the Company for the current year. In addition, effective November 1, 1996, the Company entered into a financial advisory agreement with the affiliate under which the affiliate will be entitled to a fee of 1.5% of the transaction value, as defined, for each add-on transaction, as defined. The Company incurred monitoring and oversight fees of $579 and $487 for the three months ended June 30, 2000 and 1999 and $1,158 and $974 for the six months ended June 30, 2000 and 1999, respectively. In addition, the Company incurred financial advisory fees of $0 for the three and six months ended June 30, 2000. The Company incurred financial advisory fees of $0 and $546 for the three and six months ended June 30, 1999, respectively.

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

     JUNE 30, 2000                                                     Non-
      (unaudited)                                 Guaranteeing     Guaranteeing
                                    Parent        Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                 ------------     ------------     ------------     ------------      ------------

     Current assets              $     31,593     $    401,388     $     83,672     $         --      $    516,653

     Non-current assets             1,107,843          693,981           10,329         (801,444)        1,010,709

     Current liabilities              169,222          153,085           13,645               --           335,952

     Non-current liabilities          986,656           45,071           28,727          (68,997)          991,457


     DECEMBER 31, 1999
          (unaudited)

     Current assets              $    132,979     $    304,110     $     91,261     $         --      $    528,350

     Non-current assets             1,091,493          670,803              808         (742,081)        1,021,023

     Current liabilities              200,671          132,201           21,957               --           354,829

     Non-current liabilities        1,041,449            5,195           33,109          (27,261)        1,052,492


     FOR THE THREE MONTHS  ENDED
     JUNE 30, 2000                                                         Non-
      (unaudited)                                     Guaranteeing     Guaranteeing
                                      Parent          Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                    ------------      ------------     ------------     ------------      ------------

     Net sales                      $    249,277      $    477,961     $     52,875     $   (249,468)     $    530,645

     Gross profit                        147,254           249,926           27,004         (164,017)          260,167

     Net income (loss)                     9,620            20,020             (688)              --            28,952

     FOR THE THREE MONTHS ENDED
     JUNE 30, 1999
      (unaudited)

     Net sales                      $    218,861      $    236,982     $     56,731     $         --      $    512,574

     Gross profit                        131,288            90,033           19,138               --           240,459

     Net income (loss)                    (1,879)           25,381            2,587               --            26,089

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


Guarantor Financial Data, (Continued)

FOR THE SIX MONTHS ENDED
JUNE 30, 2000                                                             Non-
 (unaudited)                                      Guaranteeing         Guaranteeing
                                   Parent         Subsidiaries         Subsidiaries      Eliminations      Consolidated
                                ------------      ------------         ------------      ------------      ------------

Net sales                       $    514,927      $    992,202         $    100,008      $   (515,118)     $  1,092,019

Gross profit                         302,246           518,737               44,306          (336,881)          528,408

Net income                            24,247            31,069                  162                --            55,478

Net cash provided by (used)
  in operating activities             12,816            59,985                 (105)               --            72,696

Net cash provided by (used)
  in investing activities                157           (26,573)                (737)               --           (27,153)

Net cash provided by (used)
  in financing activities             28,326           (67,896)              (4,250)               --           (43,820)


FOR THE SIX MONTHS ENDED
JUNE 30, 1999
 (unaudited)

Net sales                       $    439,532      $    488,236         $     98,992      $         --      $  1,026,760

Gross profit                         260,141           182,249               31,893                --           474,283

Net income (loss)                     12,869            41,754(1)             3,997                --            58,620(1)

Net cash provided by (used)
  in operating activities             44,955            15,623              (10,184)               --            50,394

Net cash provided by (used)
  in investing activities             (2,735)            6,476              (35,198)               --           (31,457)

Net cash provided by (used)
  in financing activities            (47,876)          (15,365)              46,054                --           (17,187)

The 1999 amounts have been restated from amounts previously reported. Amounts are not intended to report results as if the subsidiaries were separate stand-alone entities.

(1) Includes an after-tax gain of $9.6 million ($15.8 million pre-tax) from sale of the Polaner fruit spread and spice business.

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9.   IMPACT OF RECENT ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", which provides guidelines in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999, or as of October 1, 2000 in the Company's case. The Company does not expect this statement to have a material impact on its financial statements.

     In May 2000 and July 2000, the Emerging Issues Task Force ("EITF") issued guidance on how to classify certain revenues and costs in a company's financial statements. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" requires that companies classify all amounts billed to customers related to shipping and handling cost as revenue. This statement will be effective in the fourth quarter of 2000 and is not expected to have any effect on the financial statements. EITF No. 00-14 "Accounting for Coupons, Rebates and Discounts" requires that manufacturing companies classify these costs as a reduction in net sales rather than as a marketing expense. This statement will also be effective in the fourth quarter of 2000 and is not expected to have a material effect on the financial statements. It will result in a reduction of marketing expense and net sales but will be neutral to overall net income.

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

                                               For the Three Months Ended      For the Six Months Ended
                                                        June 30,                       June 30,
                                                   2000           1999           2000           1999
                                                ----------     ----------     ----------     ----------
     Numerator:

       Net income available to common
          shares                                $   28,952     $   26,089     $   55,478     $   58,620

     Denominator:

       Average number of shares outstanding         74,082         73,428         74,000         73,366
       Effect of dilutive stock options              2,088          2,354          2,100          2,426
                                                ----------     ----------     ----------     ----------
       Total number of shares outstanding           76,170         75,782         76,100         75,792

       Basic earnings per share                 $     0.39     $     0.36     $     0.75     $     0.80

       Diluted earnings per share               $     0.38     $     0.34     $     0.73     $     0.77

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

      At June 30, 2000, $2.5 million of restructuring charges remained in other accrued liabilities. This amount is comprised of multi-employer pension plan settlements and certain other employee benefit related costs. Payments totalling $8.6 million have been made to date, including $0.5 million and $0.7 million for the three months and six months ended June 30, 2000, respectively.

12.   FINANCIAL INSTRUMENTS

      The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness, excluding the revolving credit facility, is subject to either fixed interest rates or interest rate protection. At June 30, 2000, more than 50% of the Company's aggregate indebtedness, excluding the revolving credit facility, is subject to such protection.

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

                         INTERNATIONAL HOME FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Financial Instruments, (Continued)

As of June 30, 2000, the Company had the following interest rate instruments in effect for which the fair value of these instruments is based on the current settlement cost (dollar amounts are in millions):

NOTIONAL    FAIR
 AMOUNT     VALUE       PERIOD        3 MONTH LIBOR RATES   6 MONTH LIBOR RATE           COMPANY PAYS         COMPANY RECEIVES
--------    -----    ---------------  -------------------   ------------------        -------------------     ----------------

   $600     $6.4      5/00-5/04            4.75% or less                   N/A                       5.65%       3 month LIBOR
                                        >4.75% to <5.65%                   N/A               3 month LIBOR       3 month LIBOR
                                         5.65% to <7.00%                   N/A                       5.65%       3 month LIBOR
                                        7.00% or greater                   N/A               3 month LIBOR       3 month LIBOR

   $200     $(1.4)    8/98-11/01                     N/A         5.20% or less                      10.23%             10.375%
                                                     N/A      >5.20% to <6.23%          6 month LIBOR + 4%             10.375%
                                                     N/A       6.23% to <6.75%                      10.23%             10.375%
                                                     N/A      6.75% or greater          6 month LIBOR + 4%             10.375%

   $150     $ 0.3    10/98-10/01                  <3.76%                   N/A                       3.76%       3 month LIBOR
                                          3.76% to 5.75%                   N/A               3 month LIBOR       3 month LIBOR
                                                  >5.75%                   N/A                       5.75%       3 month LIBOR

   $225       -      10/99-10/00                     N/A                <5.30%                       5.30%       6 month LIBOR
                                                     N/A        5.30% to 8.00%               6 month LIBOR       6 month LIBOR
                                                     N/A                >8.00%                       8.00%       6 month LIBOR
             ----
             $5.3
             ====


13.   OTHER EVENTS

      On June 23, 2000, ConAgra signed a definitive agreement to acquire International Home Foods, in a transaction valued at approximately $2.9 billion, including the assumption of $1.3 billion in debt. International Home Foods shareholders will receive $22 per share, half of which will be paid in cash and half of which will be paid in ConAgra stock. The stock portion of the consideration will be determined by dividing $11 by an average of ConAgra stock price for a fixed period prior to the closing, but will be no more than .61111 shares nor less than .50 shares for each International Home Foods share. The sale, which is subject to approval by International Home Foods shareholders, regulatory approvals, and other customary closing conditions, is expected to close in the third quarter of calendar 2000. A special meeting of shareholders is scheduled for August 22, 2000 to vote on the proposed merger.

      A Registration Statement on Form S-4 has been filed with the Securities and Exchange Commission in connection with the proposed merger. It contains a proxy statement/ prospectus with information about ConAgra, International Home Foods, the sale, and about persons soliciting proxies in the sale, including officers and directors of International Home Foods, and their interest in the sale. C.Dean Metropoulos, International Home Foods chairman and chief executive officer and certain investment partnerships controlled by Hicks, Muse, Tate & Furst Incorporated, holders of an aggregate of approximately 43% of the International Home Foods shares, have entered into agreements to vote for the merger.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 2000 and 1999.

NET SALES - The Company's net sales were $530.6 million for the three months ended June 30, 2000, an increase of $18.1 million or 3.5%, from the comparable 1999 quarter. Approximately $25.7 million of the increase was related to sales of Louis Kemp, which was acquired in July 1999 and was not reflected in the 1999 amounts. Excluding the aforementioned, declines related to Seafood ($9.6 million) and All Other ($6.9 million) were partially offset by increases in the Company's Branded Products ($4.3 million) and Private Label and Food Service ($4.7 million) segments. (See "Results by Segment").

The Company's net sales were $1,092.0 million for the six months ended June 30, 2000, an increase of $65.3 million or 6.4%, from the comparable 1999 period. Approximately $51.2 million of the increase was related to sales of companies acquired during 1999 (Clover Leaf/Paramount and Louis Kemp), which were not fully reflected in the 1999 amounts, offset by $5.0 million of lower sales due to the sale of Polaner in February 1999. The remaining $19.0 million increase primarily reflects increases in sales of Branded Products ($18.9 million) and Private Label and Foodservice ($5.4 million). Excluding acquisitions and the divestiture, the increase in All Other ($2.5 million) is offset by Seafood's decrease ($7.7 million). (See "Results by Segment").

COST OF GOODS SOLD - Cost of goods sold was $270.5 million for the three months ended June 30, 2000 as compared to $272.1 million for the three months ended June 30, 1999. Expressed as a percentage of net sales, cost of goods sold decreased to 51.0% from 53.1% in 1999. The improvement in cost of goods sold as a percentage of net sales primarily is due to the savings associated with the Company's previously announced restructuring program, lower purchasing costs, continued improvement in operating efficiencies and product mix.

Cost of goods sold was $563.6 million for the six months ended June 30, 2000 as compared to $552.5 million for the six months ended June 30, 1999. Expressed as a percentage of net sales, cost of goods sold decreased to 51.6% from 53.8% in 1999. Excluding the results of the acquired and divested businesses during 1999, cost of goods sold declined to 50.5% of net sales from 52.1% in 1999. The improvement in cost of goods sold as a percentage of net sales primarily is due to the savings associated with the Company's previously announced restructuring program, lower purchasing costs, continued improvement in operating efficiencies and product mix.

MARKETING EXPENSES - Marketing expenses increased by $8.5 million to $120.0 million for the three months ended June 30, 2000 from $111.5 million in 1999. Expressed as a percentage of net sales, marketing expenses increased to 22.6% from 21.8% from the comparable 1999 period. The increase was primarily attributable to Seafood ($5.4 million), of which $2.7 million relates to Louis Kemp which was not reflected in 1999, and Ro*Tel ($2.0 million) to support its increased distribution.

Marketing expenses increased by $27.4 million to $248.6 million for the six months ended June 30, 2000 from $221.2 million in 1999. Expressed as a percentage of net sales, marketing expenses increased to 22.8% from 21.5% from the comparable 1999 period. The increase was primarily attributable to the 1999 acquisitions ($11.0 million), Ro*Tel ($8.0 million) to support its increased distribution, Libby's canned meats ($4.4 million) and Chef Boyardee ($3.9 million), mostly due to incremental investments in introductory promotion allowances to launch new products.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


SELLING, GENERAL AND ADMINISTRATIVE ("S,G & A") EXPENSES - S,G & A expenses were $68.9 million for the three months ended June 30, 2000 as compared to $62.0 million in 1999, an increase of $6.9 million. S,G & A expenses as a percentage of net sales increased to 13.0% in the three months ended June 30, 2000 from 12.1% in the comparable 1999 quarter. The 1999 acquisitions contributed $4.1 million to the increase of S,G & A expenses. The remainder of the increase is primarily due to higher distribution costs.

S,G & A expenses were $140.4 million for the six months ended June 30, 2000 as compared to $123.0 million in 1999, an increase of $17.4 million. S,G & A expenses as a percentage of net sales increased to 12.9% in the six months ended June 30, 2000 from 12.0% in the comparable 1999 period. The 1999 acquisitions contributed $8.0 million to the increase of S,G & A expenses. The remainder of the increase is primarily due to the increase in sales volume and higher distribution costs.

INTEREST EXPENSE - Interest expense for the three months ended June 30, 2000 was $24.3 million as compared to $24.6 million for the same period in 1999. The decrease in interest expense is attributable to lower average outstanding debt levels.

Interest expense for the six months ended June 30, 2000 was $49.3 million as compared to $50.4 million for the same period in 1999. The decrease in interest expense is attributable to lower average outstanding debt levels partially offset by higher interest rates.

GAIN ON SALE OF BUSINESS - On February 5, 1999 the Company sold its Polaner fruit spreads and spices business to B&G Foods, Inc. for $30.0 million in cash, resulting in a gain of $15.8 million ($9.6 million, net of tax, or $0.13 per diluted share).

PROVISION FOR INCOME TAXES - Income taxes increased to $17.7 million for the three months ended June 30, 2000 from $16.7 million in the comparable 1999 quarter due to higher income before taxes. Income taxes decreased to $34.0 million for the six months ended June 30, 2000 from $37.5 million in the comparable 1999 quarter due to lower income before taxes, as a result of the gain on sale of business in the prior year. The effective tax rate decreased to 38.0% for the three and six month periods ended June 30, 2000 from 39.0% in the comparable 1999 periods, reflecting the Company's tax restructuring program which was substantially implemented by December 31, 1999. The Company anticipates sufficient future income to realize deferred tax assets recorded at June 30, 2000. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax assets, the Company will provide a valuation allowance by a charge to income tax expense in the period of such determination.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


NET INCOME - For the three month period ended June 30, 2000, net income was $29.0 million, an increase of $2.9 million over the comparable 1999 period due to the factors discussed above. Basic earnings per share were $0.39 and $0.36 for the three months ended June 30, 2000 and 1999, respectively, and diluted earnings per share were $0.38 and $0.34 for the three months ended June 30, 2000 and 1999, respectively.

For the six month period ended June 30, 2000, net income was $55.5 million, a decrease of $3.1 million over the comparable 1999 period, primarily reflecting the gain on sale of business ($9.6 million net of tax or $0.13 per share) in 1999 offset by the factors discussed above. Basic earnings per share were $0.75 and $0.80 for the six months ended June 30, 2000 and 1999, respectively, and diluted earnings per share were $0.73 and $0.77 for the six months ended June 30, 2000 and 1999, respectively.

RESULTS BY SEGMENT - The Company has three reportable business segments - Branded Products, Seafood and Private Label and Foodservice. Refer to Footnote 4 on page 7 for further details.

BRANDED PRODUCTS - The Branded Products segment net sales increased $4.3 million, or 2.0% for the three months ended June 30, 2000 versus the comparable 1999 period. This increase is primarily due to increased sales of Chef Boyardee ($3.8 million), Ro*Tel ($1.6 million) and Libby's canned meats ($1.1 million), partially offset by lower sales of Crunch 'n Munch ($2.2 million).

Sales of the Chef Boyardee brand increased approximately 3.8% for the three months ended June 30, 2000 versus the comparable 1999 period. Canned pasta sales increased 6.3% partially offset by a decline in Pizza Kits and Dinners, while microwave was flat. The increase in sales of canned pasta is due to the national launch of four new items (two new offerings in each of the Homestyle and Overstuffed product lines). Libby's canned meat sales increased 4.1%, primarily due to increased distribution of several new products. Ro*Tel salsa sales increased as distribution expanded. Crunch 'n Munch experienced a slower than anticipated roll-out of the direct store delivery ("DSD") program which resulted in lower sales.

The Branded Products segment operating income increased $2.6 million largely reflecting the factors discussed above. As a percentage of net sales, segment operating income increased to 19.3% during the three months ended June 30, 2000 from 18.4% for the same period in 1999.

The Branded Products segment net sales increased $18.9 million, or 4.5% for the six months ended June 30, 2000 versus the comparable 1999 period. This increase is primarily due to increased sales of Chef Boyardee ($18.0 million), Libby's canned meats ($4.5 million), Ro*Tel ($3.1 million), partially offset by lower sales of Crunch 'n Munch ($4.3 million) and Campfire marshmallows ($1.9 million).

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Results by Segment (continued)

BRANDED PRODUCTS
Sales of the Chef Boyardee brand increased approximately 8.7% for the six months ended June 30, 2000 versus the comparable 1999 period. Canned pasta sales increased 11.4% partially offset by a slight decline in microwave and dinners, while pizza kits were flat. The increase in sales of canned pasta is driven by new products and a new advertising campaign focusing on mothers and teens.

Libby's canned meat sales increased 9.3% for the six months ended June 30, 2000 verses the comparable 1999 period, primarily due to increased distribution of several new products. Ro*Tel salsa also experienced increasing distribution. Crunch 'n Munch experienced a slower than anticipated roll-out of the direct store delivery ("DSD") program.

The Branded Products segment operating income increased $4.1 million largely reflecting the factors discussed above. As a percentage of net sales, segment operating income increased slightly to 19.0% during the six months ended June 30, 2000 from 18.9% for the same period in 1999.

SEAFOOD - The Seafood segment net sales for the three months ended June 30, 2000 increased $16.0 million or 10.4% over the comparable 1999 period, due to the acquisition of Louis Kemp ($25.7 million), partially offset by decreases in Bumble Bee sales ($4.3 million) and Clover Leaf/Paramount sales ($5.4 million). Bumble Bee's sales decline resulted from an industry-wide list price rollback on light meat tuna, in response to lower raw material costs, and competitive pricing pressures in the white meat category. Clover Leaf/Paramount's reduction resulted from the planned exit from the low margin international seafood business. The Seafood segment operating income increased $1.2 million or 12.1%. As a percentage of net sales, segment operating income increased from 6.2% during the three months ended June 30, 1999 to 6.3% for the same period in 2000.

The Seafood segment net sales for the six months ended June 30, 2000 increased $43.5 million or 13.9% over the comparable 1999 period, due to the acquisition of Louis Kemp ($53.2 million), offset by decreases in Bumble Bee sales ($7.7 million) and Clover Leaf/Paramount sales ($2.1 million). Bumble Bee's sales decline resulted from an industry-wide list price rollback on light meat tuna, in response to lower raw material costs, and competitive pricing pressures in the white meat category. Clover Leaf/Paramount's reduction resulted from the planned exit from the low margin international seafood business. The segment operating income increased $4.4 million or 22.5%, reflecting the Company's focus on optimizing seafood profitability, driven by operating efficiencies associated with the integration of the 1999 acquisitions. As a percentage of net sales, segment operating income increased from 6.2% during the six months ended June 30, 1999 to 6.7% for the same period in 2000, reflecting the addition of the higher margin Louis Kemp surimi products.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Results by Segment (continued)

PRIVATE LABEL AND FOODSERVICE - Net sales of the Private Label and Foodservice segment increased $4.7 million to $75.7 million for the three months ended June 30, 2000. Segment operating income increased $4.5 million, or 45.8%. As a percentage of net sales, segment operating income increased from 13.8% during the three months ended June 30, 1999 to 18.9% for the same period in 2000, primarily reflecting a margin improvement in private label canned pasta.

Net sales of the Private Label and Foodservice segment increased $5.4 million to $155.0 million for the six months ended June 30, 2000. Segment operating income increased $7.9 million, or 39.3%. As a percentage of net sales, segment operating income increased from 13.5% during the six months ended June 30, 1999 to 18.2% for the same period in 2000, reflecting a higher mix of high margin private label canned pasta and operating efficiencies.

The All Other net sales decreased $6.9 million, or 8.9% for the three months ended June 30, 2000, due to a decrease in Puerto Rico ($3.3 million) and a decline in low-margin third-party contract manufacturing sales ($3.9 million). Segment operating income decreased only slightly to $7.6 million.

The All Other net sales decreased $2.5 million, or 1.7% for the six months ended June 30, 2000, primarily due to higher sales in Mexico ($6.2 million) and Canada ($1.7 million) offset by a decline in low-margin third-party contract manufacturing sales ($5.6 million). Also, the Company sold its Polaner business in February 1999, and accordingly, sales for Polaner decreased $5.0 million as compared to the comparable 1999 period. Segment operating income decreased slightly to $13.1 million.

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

At June 30, 2000, $2.5 million of restructuring charges remained in other accrued liabilities. This amount is comprised of multi-employer pension plan settlements and certain other employee benefit related costs. Payments totaling $8.6 million have been made to date, including $0.5 million and $0.7 million for the three months and six months ended June 30, 2000, respectively.

                         INTERNATIONAL HOME FOODS, INC.

                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - Net cash provided by operating activities for the six months ended June 30, 2000 was $72.7 million, a $22.3 million increase from the comparable 1999 period, due to improvement in working capital levels, primarily accounts receivable and inventory.

Net cash used by investing activities for the six months ended June 30, 2000 was $27.2 million compared to $31.5 million for the same period in 1999. Capital expenditures decreased $0.3 million in 2000. No acquisitions or divestitures occurred in 2000, however the Company paid $4.1 million relating to a prior acquisition. In 1999, the Company through its subsidiary, Bumble Bee Seafoods, Inc., acquired the Clover Leaf/Paramount brands for approximately $38.1 million, net of cash acquired and received $30.0 million in proceeds from the sale of Polaner.

Cash used in financing activities was $43.8 million for the six month period ended June 30, 2000, versus $17.2 million in the comparable 1999 period. In 2000, the Company borrowed $133.1 million from its revolving credit facility and repaid $125.5 million and $51.5 million under the terms of its revolving credit facility and its Senior Bank Facilities, respectively. In 1999, the Company repaid $31.3 million and $40.9 million under the terms of its revolving credit facility and its Senior Bank Facilities, respectively, and borrowed $45.0 million, of which $13.1 million was to partially fund the Clover Leaf/Paramount brands acquisition.

The Company is highly leveraged with Senior Bank Facilities that comprise (i) a $516.5 million Tranche A term loan facility of which $412.3 million is outstanding at June 30, 2000, maturing in 2004, (ii) a $149.8 million Tranche B term loan facility of which $149.0 million is outstanding at June 30, 2000, maturing in 2005, (iii) a $100.0 million Tranche B-1 term loan facility of which $99.6 million is outstanding at June 30, 2000, maturing in 2006, and (iv) a $230.0 million revolving credit facility, maturing in 2004 or earlier upon repayment of the Tranche A term loans. As of June 30, 2000, the outstanding balance of the Senior Bank Facilities was $746.1 million, which included $85.2 million of borrowings under the revolving credit facility. In addition to scheduled periodic repayments aggregating $36.5 million for the remainder of 2000, the Company is also required to make mandatory repayments of the loans under the Senior Bank Facilities with a portion of its excess cash flow.

The Company also has outstanding $385.0 million of 10 3/8% Senior Subordinated Notes due 2006, without any scheduled repayments of principal prior to maturity, requiring semi-annual interest payments. In March 2000, the Company repurchased and immediately retired $15.0 million of Notes, at slightly above par value, the results of which were not material.

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

FINANCIAL INSTRUMENTS

The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. In accordance with the Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's Senior Subordinated Notes, at least 50% of the Company's aggregate indebtedness, excluding the revolving credit facility, is subject to either fixed interest rates or interest rate protection. At June 30, 2000, more than 50% of the Company's aggregate indebtedness, excluding the revolving credit facility, is subject to such protection.

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

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


Financial Instruments, (Continued)

As of June 30, 2000, the Company had the following interest rate instruments in effect for which the fair value of these instruments is based on the current settlement cost (dollar amounts are in millions):

NOTIONAL    FAIR
 AMOUNT     VALUE       PERIOD        3 MONTH LIBOR RATES   6 MONTH LIBOR RATE           COMPANY PAYS         COMPANY RECEIVES
--------    -----    ---------------  -------------------   ------------------        -------------------     ----------------

   $600     $ 6.4       5/00-5/04          4.75% or less                   N/A                       5.65%       3 month LIBOR
                                        >4.75% to <5.65%                   N/A               3 month LIBOR       3 month LIBOR
                                         5.65% to <7.00%                   N/A                       5.65%       3 month LIBOR
                                        7.00% or greater                   N/A               3 month LIBOR       3 month LIBOR

   $200     $(1.4)     8/98-11/01                    N/A         5.20% or less                      10.23%             10.375%
                                                     N/A      >5.20% to <6.23%          6 month LIBOR + 4%             10.375%
                                                     N/A       6.23% to <6.75%                      10.23%             10.375%
                                                     N/A      6.75% or greater          6 month LIBOR + 4%             10.375%
   $150     $ 0.3     10/98-10/01                 <3.76%                   N/A                       3.76%       3 month LIBOR
                                          3.76% to 5.75%                   N/A               3 month LIBOR       3 month LIBOR
                                                  >5.75%                   N/A                       5.75%       3 month LIBOR

   $225       -       10/99-10/00                    N/A                <5.30%                       5.30%       6 month LIBOR
                                                     N/A        5.30% to 8.00%               6 month LIBOR       6 month LIBOR
                                                     N/A                >8.00%                       8.00%       6 month LIBOR
            -----
            $ 5.3
            =====

IMPACT OF RECENT ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", which provides guidelines in applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999, or as of October 1, 2000 in the Company's case. The Company does not expect this statement to have a material impact on its financial statements.

In May 2000 and July 2000, the Emerging Issues Task Force ("EITF") issued guidance on how to classify certain revenues and costs in a company's financial statements. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" requires that companies classify all amounts billed to customers related to shipping and handling cost as revenue. This statement will be effective in the fourth quarter of 2000 and is not expected to have any effect on the financial statements. EITF No. 00-14 "Accounting for Coupons, Rebates and Discounts" requires that manufacturing companies classify these costs as a reduction in net sales rather than as a marketing expense. This statement will also be effective in the fourth quarter of 2000 and is not expected to have a material effect on the financial statements. It will result in a reduction of marketing expense and net sales but will be neutral to overall net income.

                         INTERNATIONAL HOME FOODS, INC.


                                     Item 2

                     Management's Discussion And Analysis of
                  Financial Condition and Results of Operations


IMPACT OF RECENT ACCOUNTING STANDARDS (continued)

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

OTHER EVENTS

On June 23, 2000, ConAgra signed a definitive agreement to acquire International Home Foods, in a transaction valued at approximately $2.9 billion, including the assumption of $1.3 billion in debt. International Home Foods shareholders will receive $22 per share, half of which will be paid in cash and half of which will be paid in ConAgra stock. The stock portion of the consideration will be determined by dividing $11 by an average of ConAgra stock price for a fixed period prior to the closing, but will be no more than .61111 shares nor less than .50 shares for each International Home Foods share. The sale, which is subject to approval by International Home Foods shareholders, regulatory approvals, and other customary closing conditions, is expected to close in the third quarter of calendar 2000. A special meeting of shareholders is scheduled for August 22, 2000 to vote on the proposed merger.

A Registration Statement on Form S-4 has been filed with the Securities and Exchange Commission in connection with the proposed merger. It contains a proxy statement/prospectus with information about ConAgra, International Home Foods, the sale, and about persons soliciting proxies in the sale, including officers and directors of International Home Foods, and their interest in the sale. C. Dean Metropoulos, International Home Foods Chairman and Chief Executive Officer and certain investment partnerships controlled by Hicks, Muse, Tate & Furst Incorporated, holders of an aggregate of approximately 43% of the International Home Foods shares, have entered into agreements to vote for the merger.

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

                         INTERNATIONAL HOME FOODS, INC.


                                     PART II



   ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


      (a) The matters described under item 4 (c) below were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on May 3, 2000 (the "Annual Meeting").

      (b)   Not applicable

      (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter:

              (i)  Election of directors:

                                                                                                Not Voted/
                        Nominee                For           Against           Abstain          Withheld
                        -------                ---           -------           -------          ----------
                   C. Dean Metropoulos     60,642,109        193,903          2,596,395         10,531,285
                   Thomas O. Hicks


              (ii) Ratification of the appointment of PricewaterhouseCoopers
                   LLP as independent auditors for 2000:

                                                                                           Not Voted/
                                        For            Against           Abstain           Withheld
                                        ---            -------           -------           --------
                                     63,355,190         46,075             31,142         10,531,285

      (d)   Not applicable

                         INTERNATIONAL HOME FOODS, INC.


                                     PART II



ITEM 6          EXHIBITS AND REPORT ON FORM 8-K

      (a)       Exhibits:

                (12) Statements showing computation of ratio of earnings to fixed charges based on SEC Regulation S-K, Item 503.

                (27)    Financial Data Schedule

      (b)       Reports on Form 8-K:

                Dated June 23, 2000 under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

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

                                       International Home Foods, Inc.
                                                  (Registrant)


Date:     August 11, 2000                /s/  C. Dean Metropoulos
                                       ------------------------------------
                                       C. Dean Metropoulos
                                       Chairman of the Board and
                                       Chief Executive Officer

Date:     August 11, 2000                /s/  Lawrence K. Hathaway
                                       ------------------------------------
                                       Lawrence K. Hathaway
                                       President and
                                       Chief Operating Officer

Date:     August 11, 2000                /s/  Craig D. Steeneck
                                       ------------------------------------
                                       Craig D. Steeneck
                                       Senior Vice President and
                                       Chief Financial Officer

                         INTERNATIONAL HOME FOODS, INC.




                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                        EXHIBITS
-------                       --------

      12    Computation of Consolidated Ratio of Earnings to Fixed Charges

      27    Financial Data Schedule